Form 10-K
period 2019-12-31
Cincinnati Bancorp, Inc.
filed 2020-03-30
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39188

CINCINNATI BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	84-2848636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6581 Harrison Avenue, Cincinnati, Ohio	45247
(Address of principal executive offices)	(Zip Code)

(513) 574-3025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.01 par value per share	CNNB	The Nasdaq Stock Market, LLC
(Title of Each Class)	(Trading Symbol(s))	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule #12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 28, 2019 was $-0-.

The number of outstanding shares of the registrant’s common stock as of March 19, 2020 was 2,975,625.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by applicable law and regulation, we are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding, including by increasing core deposits and reducing reliance on wholesale funds;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Cincinnati Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in August 2019 to become the stock holding company for Cincinnati Federal in connection with the conversion of the former CF Mutual Holding Company from a mutual holding company to a stock holding company. Cincinnati Bancorp, Inc. is the successor to Cincinnati Bancorp (a Federal corporation) (“Old Cincinnati Bancorp”), the former stock holding company of Cincinnati Federal and majority-owned subsidiary of the former CF Mutual Holding Company. The conversion was completed effective January 22, 2020. In the conversion, Cincinnati Bancorp, Inc. sold 1,652,960 shares of common stock at $10.00 per share, for net proceeds of approximately $15.4 million, and issued 2,975,625 shares of common stock in exchange for the shares of common stock of Old Cincinnati Bancorp owned by stockholders of Old Cincinnati Bancorp, other than CF Mutual Holding Company, as of the effective date of the conversion. As a result of the conversion, CF Mutual Holding Company and Old Cincinnati Bancorp have ceased to exist.

Cincinnati Bancorp, Inc. conducts its business principally through its wholly-owned subsidiary, Cincinnati Federal. Because the conversion was effective after December 31, 2019, the financial information contained in this Annual Report is the consolidated financial information for Old Cincinnati Bancorp, the predecessor of Cincinnati Bancorp, Inc.

The executive offices of Cincinnati Bancorp, Inc. are located at 6581 Harrison Avenue, Cincinnati, Ohio 45247, and the telephone number at that address is (513) 574-3025. Our website address is www.cincinnatifederal.com. Information on our website should not be considered a part of this annual report.

Cincinnati Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2019, we had total assets of $241.8 million, total deposits of $143.4 million and total equity of $23.8 million. We recognized net income of $798,000 for the year ended December 31, 2019.

Cincinnati Federal is a federal savings bank headquartered in Cincinnati, Ohio. Over the years, we have grown internally and we have also acquired a total of five mutual savings institutions, with our most recent acquisition occurring in 2018 with the acquisition of Kentucky Federal Savings and Loan Association effective October 12, 2018.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the Federal Home Loan Bank of Cincinnati (the “FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations.

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $2.1 million for the fiscal year ended December 31, 2019.

Cincinnati Federal is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Market Area

We conduct our operations from our main office and three branch offices in Cincinnati, Ohio (Cincinnati) and two branch offices in Northern Kentucky. Hamilton County, Ohio represents our primary geographic market area for loans and deposits. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing employment being the most prominent employment sectors in Hamilton County. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include The Kroger Co., Catholic Healthcare Partners, The Procter & Gamble Company, the Greater Cincinnati/Northern Kentucky International Airport, Cincinnati Children’s Hospital, St. Elizabeth Healthcare, city and county governments, the University of Cincinnati and Northern Kentucky University. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment. Hamilton County and Cincinnati have generally experienced a declining population since the 2000 census while the other counties in which we conduct business experienced population growth. The population decline in both Hamilton County and the City of Cincinnati results from other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2019, based on the most recent available FDIC data, our market share of deposits represented 0.10% of FDIC-insured deposits in Hamilton County, ranking us 18th in deposit market share. This data does not include deposits held by credit unions.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. To a much lesser extent, we also originate commercial business loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to increase our focus on nonresidential real estate and multi-family loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on both a servicing-retained and servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and generally all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. Loans are sold primarily to FHLB-Cincinnati, Freddie Mac or to private sector third party buyers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential: (1)
Owner occupied	$91,919	50.63%	$93,659	53.87%	$77,533	51.82%	$69.651	52.18%	$66,749	54.97%
Non-owner occupied	12,846	7.07	14,243	8.19	11,355	7.59	11,819	8.85	11,954	9.85
Nonresidential	23,378	12.88	18,930	10.89	18,139	12.12	13,655	10.23	12,218	10.06
Multi-family	36,628	20.17	27,140	15.61	23,895	15.97	21,351	16.00	16,525	13.61
Home equity lines of credit	10,030	5.52	11,374	6.54	11,714	7.83	12,596	9.44	10,439	8.60
Construction and land	5,329	2.94	7,294	4.20	6,173	4.13	3,887	2.91	3,111	2.56
Total real estate	180,130	99.21	172,640	99.30	148,809	99.46	132,959	99.61	120,996	99.65
Commercial loans	557	0.31	416	0.24	335	0.22	512	0.38	403	0.33
Consumer loans	864	0.48	796	0.46	471	0.32	17	0.01	22	0.02
Total loans	181,551	100.00%	173,852	100.00%	149,615	100.00%	133,488	100.00%	121,421	100.00%
Less:
Deferred loan fees	(483)		(491)		(480)		(428)		(392)
Allowance for losses	1,408		1,405		1,360		1,326		1,367
Undisbursed loan proceeds	1,294		2,573		1,715		1,486		666
Total loans, net	$179,332		$170,365		$147,020		$131,104		$119,780

(1)	Includes $1.9 million, $1.6 million, $1.8 million, $2.2 million and $2.6 million of home equity loans at December 31, 2019, December 31, 2018, December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2019. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2019	One- to Four- Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land
	(In thousands)
Amounts due in:
2020	$31	$81	$-	$517
2021	254	-	-	1,152
2022	689	142	-	-
2023-2024	1,553	149	92	244
2025-2029	7,045	1,955	1,636	170
2030-2034	7,338	2.822	1,678	247
2035 and beyond	87,855	18,229	33,222	2,999
Total	$104,765	$23,378	$36,628	$5,329

December 31, 2019	Home Equity Lines of Credit	Commercial	Consumer	Total
	(In thousands)
Amounts due in:
2020	$519	$7	$381	$1,536
2021	184	-	341	1,931
2022	129	56	4	1,020
2023-2024	884	108	15	3,045
2025-2029	8,282	128	84	19,300
2030-2034	32	34	39	12,190
2035 and beyond	-	224	-	142,529
Total	$10,030	$557	$864	$181,551

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2019 that are contractually due after December 31, 2020.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$21,731	$83,003	$104,734
Nonresidential	929	22,368	23,297
Multi-family	1,759	34,869	36,628
Home equity lines of credit	-	9,511	9,511
Construction and land	289	4,523	4,812
Total real estate	24,708	154,274	178,982
Commercial loans	327	223	550
Consumer loans	43	440	483
Total loans	$25,078	$154,937	$180,015

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2019, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $3.7 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2019, our largest loan relationship with one borrower was for approximately $2.7 million, secured by a nonresidential property, and was performing in accordance with its original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns. We generally follow underwriting procedures that are consistent with Freddie Mac underwriting guidelines.

Under our loan policy, the loan underwriter of an application is responsible for ensuring proposals and approval of any extensions of credit are in compliance with internal policies and procedures and applicable laws and regulations, and for establishing and maintaining credit files and documentation sufficient to support the loan and to perfect any collateral position. Loans originated for sale may be approved by any loan underwriter, if the loan conforms to the underwriting guidelines established by the investor to whom the loan will be sold.

Loans to be held in our portfolio may not be approved solely by an underwriter, and generally require review and approval by our Chief Lending Officer, members of the loan committee or the board of directors. All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. For one- to four-family owner-occupied real estate loans, our Chief Lending Officer, any two members of the loan committee or any one loan committee member and one underwriter are authorized to approve loans up to $424,100 in the aggregate.

For one- to four-family owner-occupied real estate, non-owner occupied one- to four-family owner-occupied real estate, commercial real estate, undeveloped lots or employee loans, any three members of the loan committee are authorized to approve up to $750,000 in the aggregate. The entire loan committee may approve loans up to $1,000,000 in the aggregate. For aggregate loans in excess of $1,000,000, approval of the board of directors is required.

For all other loans, our Chief Lending Officer or any two members of the loan committee are authorized to approve aggregate loans up to $50,000, with three loan committee members able to approve aggregate loans up to $250,000. As above, the approval of the full loan committee is required for loans up to $1,000,000 and approval of the board of directors is required for loans in excess of $1,000,000.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2019, we had $104.8 million of loans secured by one- to four-family real estate, representing 57.7% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2019, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2020 were comprised of 20.7% fixed-rate loans, and 79.3% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. At December 31, 2019, we had $12.8 million of non-owner occupied residential loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans have decreased to 7.1% at December 31, 2019 from 8.2% at December 31, 2018. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA, VA and Rural Housing Development loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. We use an underwriter with expertise in FHA/VA lending. With the exception of three residential loans totaling $953,000 at December 31, 2019, all of our one- to four-family residential real estate loans at that date are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our owner-occupied one- to four-family residential mortgage loans to 85% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential mortgage loans with loan-to-value ratios up to 95% of the purchase price or appraised value, whichever is less, if the borrower obtains private mortgage insurance. Non-owner occupied one- to four-family residential mortgage loans are limited to an 80% loan-to-value ratio.

Our one- to four-family residential real estate loans typically have terms of up to 30 years, with non-owner occupied loans limited to a maximum term of 25 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of three, five or seven years, and adjust annually thereafter at a margin. In recent years, this margin has been between 2.75% and 3.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We also originate home equity lines of credit and fixed-term home equity loans. See “—Home Equity Loans and Lines of Credit.”

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans with credit scores less than 660), except for loans originated for sale in the secondary market.

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90% to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $8.2 million as of December 31, 2019.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have increased our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2019, we had $23.4 million in nonresidential real estate loans and $36.6 million in multi-family real estate loans, representing 12.9% and 20.2% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2019, our largest nonresidential real estate loan totaled $2.7 million and was secured by retail property. At that date, our largest multi-family real estate loan totaled $2.5 million and was secured by an apartment building. At December 31, 2019, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2019.

Type of Collateral	Number of Loans	Balance
		(In thousands)
General commercial	20	$6,877
Industrial/warehouse	9	3,606
Retail/wholesale	19	7,615
Mobile home park	1	289
Service/professional	12	4,991
Total	61	$23,378

We consider a number of factors in originating nonresidential and multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All nonresidential real estate and multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of nonresidential and multi-family real estate borrowers.

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2019, we had no non-performing nonresidential or multifamily real estate loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2019, our construction loans, including land loans, totaled $5.3 million, representing 2.9% of our total loan portfolio.

Loans to individuals for the construction of their residences are typically originated as construction/permanent loans, with a construction phase for up to 18 months. Upon completion of the construction phase, the loan automatically becomes a permanent loan. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is generally 80%, or higher if mortgage insurance is obtained. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Land loans are generally offered for terms of up to 5 years. The maximum loan-to-value ratio of land loans is 65% for developed lots and 50% for undeveloped land loans.

At December 31, 2019, our largest outstanding residential construction loan was for $560,000 of which $546,300 was outstanding. This loan was performing according to its original terms at December 31, 2019. At December 31, 2019, there were no residential construction loans that were 60 days or more delinquent.

Loans to builders for the construction of pre-sold and market (not pre-sold) homes typically run for up to 24 months. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. The maximum loan-to-value ratio of pre-sold builder construction loans is generally 80%, and this ratio is reduced to 65% on market homes. Construction loans to builders require that financial statements and tax returns be supplied and reviewed annually. Additionally, we limit construction loans to builders to no more than two loans on market homes in one development at a time or more than one loan per builder at a time.

Loans for the construction of nonresidential or multi-family properties typically run for up to 18 months. These construction loans have rates and terms comparable to nonresidential real estate loans offered by us. The maximum loan-to-value ratio of nonresidential or multi-family construction loans is generally 75%. Nonresidential real estate construction loans also have a 50% pre-leasing requirement. No such requirement is placed on multi-family construction loans.

At December 31, 2019, our largest outstanding nonresidential or multi-family construction loan was $442,000. This loan was performing in accordance with its original terms at December 31, 2019.

The application process for a construction loan includes a submission to Cincinnati Federal of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

Construction and land lending generally are made for relatively short terms. However, to the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2019, we had $10.0 million of home equity lines of credit and $1.9 million of fixed-term home equity loans, representing 5.5% and 1.1% of our total loan portfolio, respectively. At December 31, 2019, we had one home equity line of credit that was 30 days or more delinquent totaling $98,000.

Home equity lines of credit and fixed-term home equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.

Commercial Business Loans. We have generally conducted very limited commercial business lending. The board of directors has authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2019, we had acquired such loans in the aggregate amount of $206,000 or 0.1% of the loan portfolio. At December 31, 2019, the loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2019, we had $864,000 of consumer loans outstanding, representing approximately 0.5% of our total loan portfolio. Of these loans, $589,000 was secured by investment securities.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our salaried loan personnel operating at our main and branch office locations and by our loan officers. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

Consistent with our interest rate risk strategy, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2019, we had $3.1 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2019 and December 31, 2018, we had $5.7 million and $2.7 million in loan participation interests that we purchased. At those dates, we had $4.2 million and $2.6 million in loan participation interests sold.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. However, we have purchased loans from a commercial lender specializing in loans to physicians and other professional in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2019 and 2018, we sold $95.5 million and $54.4 million, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2019, we serviced $103.9 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2019	2018
	(In thousands)
Total loans at beginning of period	$173,852	$149,615

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	109,976	71,331
Non-owner occupied	3,730	1,805
Nonresidential	7,540	5,556
Multi-family	15,307	9,193
Home equity lines of credit	5,031	4,997
Construction and land	2,940	4,710
Total real estate	144,524	97,592
Commercial loans	224	153
Consumer loans	420	111
Total loans	145,168	97,856

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	—	10,177
Non-owner occupied	—	4,319
Nonresidential	1,700	17
Multi-family	1,404	1,309
Home equity lines of credit	—	—
Construction and land	—	589
Total real estate	3,104	16,411
Commercial loans	—	—
Consumer loans	—	225
Total loans	3,104	16,636

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	91,482	51,935
Non-owner occupied	2,309	897
Nonresidential	—	—
Multi-family	1,749	1,598
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	95,540	54,430
Commercial loans	—	—
Consumer loans	—	—
Total loans	95,540	54,430

Principal repayments and other	45,033	35,825

Net loan activity	7,699	24,237
Total loans at end of period	$181,551	$173,852

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a loan payment becomes 20 days past due, we contact the customer by mailing a late notice. If a loan payment becomes 30 days past due, we mail a “right to cure” letter to the borrower and any co-makers and endorsers. If a loan payment becomes 90 days past due (or a borrower misses three consecutive payments, whichever occurs first), we send a demand letter and generally cease accruing interest. It is our policy to institute legal procedures for collection or foreclosure when a loan becomes 120 days past due, unless management determines that it is in the best interest of Cincinnati Federal to work further with the borrower to arrange a workout plan. From time to time we may accept deeds in lieu of foreclosure.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value, less estimated costs to sell.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2019			2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)
Real estate loans:
One- to four-family residential	$—	$—	$111	$159	$87	$676
Nonresidential	—	—	—	—	—	68
Multi-family	—	—	—	—	—	—
Home equity lines of credit	98	—	—	10	—	—
Construction and land	—	—	—	—	—	—
Total real estate	98	—	111	169	87	744
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	1
Total	$98	$—	$111	$169	$87	$745

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2019	2018
	(In thousands)
Special mention assets	$1,113	$1,894
Substandard assets	1,351	1,696
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$2,464	$3,590

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$111	$676	$130	$38	$11
Non-owner occupied	—	—	9	10	—
Nonresidential	—	68	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	10	—
Construction and land	—	—	—	—	—
Total real estate	111	744	139	58	11
Commercial loans	—	—	—	—	—
Consumer loans	—	1	—	—	—
Total non-accrual loans	111	745	139	58	11
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—	14	—	—
Non-owner occupied	—	—	—	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	14
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total non-accruing troubled debt restructured loans	—	—	14	—	—

Total non-accrual loans	111	745	153	58	11
Real estate owned:
One- to four-family residential:
Owner occupied	—	—	—	—	30
Non-owner occupied	—	102	—	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Other	—	—	—	—	—
Total real estate owned	—	102	—	—	30

Total non-performing assets	$111	$847	$153	$58	$41

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$786	$514	$524	$565	$58
Non-owner occupied	152	225	306	552	571
Nonresidential	—	—	—	—	—
Multi-family	507	631	642	530	651
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	1,445	1,370	1,472	1,647	1,280
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total accruing troubled debt restructured loans	$1,445	$1,370	$1,472	$1,647	$1,280
Total non-performing assets and accruing troubled debt restructured loans	$1,556	$2,217	$1,625	$1,705	$1,321
Total non-performing loans to total loans	0.06%	0.43%	0.10%	0.04%	0.01%
Total non-performing assets to total assets	0.05%	0.43%	0.09%	0.04%	0.03%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.64%	1.12%	0.95%	1.10%	0.93%

Except as disclosed in the foregoing tables, other than $695,000 and $561,000 of loans designated as substandard, there were no other loans at December 31, 2019 and December 31, 2018, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2019 and 2018 had nonaccruing loans been current according to their original terms amounted to $5,000 and $19,000, respectively. We recognized $2,000 for these loans in the year ended December 31, 2019 and we recognized $3,500 in interest income for these loans for the year December 31, 2018. As of December 31, 2019 and 2018, all troubled debt restructurings were performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2019, we had eleven loans totaling $1.4 million that were classified as troubled debt restructurings.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal, or evaluation and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of period	$1,405	$1,360	$1,326	$1,367	$1,350
Provision (credit) for loan losses	25	45	30	(121)	26
Charge offs:
Real estate loans:
One- to four-family residential	22	—	—	20	28
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	22	—	—	20	28
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total charge-offs	22	—	—	20	28

Recoveries:
Real estate loans:
One- to four-family residential	—	—	4	—	19
Nonresidential	—	—	—	100	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	4	100	19
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total recoveries	—	—	4	100	19

Net (charge-offs) recoveries	—	—	—	80	(9)

Allowance at end of period	$1,408	$1,405	$1,360	$1,326	$1,367

Allowance to non-performing loans	1,268.47%	188.59%	888.89%	2,286.21%	8,041.18%
Allowance to total loans outstanding at the end of the period	0.78%	0.81%	0.91%	0.99%	1.13%
Net (charge-offs) recoveries to average loans outstanding during the period	(.01)%	0.00%	0.003%	0.06%	(0.01)%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$325	50.63%	$457	53.87%	$338	51.82%	$413	52.18%	$382	54.04%
Non-owner occupied	82	7.07	123	8.19	172	7.59	130	8.85	333	12.28
Nonresidential	277	12.88	182	10.89	197	12.12	167	10.23	196	10.06
Multi-family	524	20.18	224	15.61	241	15.97	175	16.00	112	13.61
Home equity lines of credit	105	5.52	297	6.54	312	7.83	364	9.44	291	8.60
Construction and land	70	2.94	100	4.20	83	4.13	64	2.91	44	2.56
Total real estate	1,383	99.22	1,383	99.30	1,343	99.46	1,313	99.61	1,358	99.65
Commercial loans	12	0.31	9	0.24	7	0.22	12	0.38	8	0.33
Consumer loans	13	0.47	13	0.46	10	0.32	1	0.01	1	0.02
Total allocated allowance	1,408	100.00%	1,405	100.00%	1,360	100.00%	1,326	100.00%	1,367	100.00%
Unallocated	—		—		—		—		—
Total	$1,408		$1,405		$1,360		$1,326		$1,367

At December 31, 2019, our allowance for loan losses represented 0.78% of total loans and 1,268.47% of nonperforming loans. Nonperforming loans decreased from $745,000 at December 31, 2018 to $111,000 at December 31, 2019. At December 31, 2018, our allowance for loan losses represented 0.81% of total loans and 188.59% of nonperforming loans. The allowance for loan losses was $1.4 million at December 31, 2019 and December 31, 2018. There were $22,000 in charge-offs during the year ended December 31, 2019 and no net loan charge-offs or recoveries during the year ended December 31, 2018.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical and long-term liquidity needs, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity. We expect to initially invest a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors. The investment policy is reviewed annually by the board of directors. All investment decisions shall require the approval of at least three senior management members, one of which shall be the President or Chief Financial Officer. The Chairman of the Board is included in the senior management group for this purpose. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations; debt securities of state and municipalities; commercial paper; certificates of deposits in other financial institutions, and bank-owned life insurance.

At December 31, 2019, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2019, we owned $2,657,400 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2019		2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Freddie Mac	$4,057	$4,043	$81	$81	$173	$172
Fannie Mae	306	309	548	549	736	738
GNMA	2,378	2,381	—	—	—	—
Total	$6,741	$6,733	$629	$630	$909	$910

Mortgage-Backed Securities. At December 31, 2019, we had mortgage-backed securities with a carrying value of $6.7 million, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Fannie Mae or GNMA, which are government-sponsored enterprises.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2019 and 2018, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

December 31, 2019

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Freddie Mac	$4,057	2.19%	$—	—%	$—	—%	$—	—%	$4,057	$4,043	2.19%
Fannie Mae	306	3.69%	—	—%	—	—%	—	—%	306	309	3.69%
GNMA	2,378	2.25%	—	—%	—	—%	—	—%	2,378	2,381	2.25%
Total	$6,741	2.28%	$—	—%	$—	—%	$—	—%	$6,741	$6,733	2.28%

December 31, 2018

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Freddie Mac	$81	3.63%	$—	—%	$—	—%	$—	—%	$81	$81	3.63%
Fannie Mae	479	4.15%	69	3.45%	—	—%	—	—%	548	549	4.06%
GNMA	—	—%	—	—%	—	—%	—	—%	—	—	—%
Total	$560	4.07%	$69	3.45%	$—	—%	$—	—%	$629	$630	4.00%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also may use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, savings accounts, certificates of deposit and individual retirement accounts (IRAs). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so.

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2019, approximately $6.8 million of our certificates of deposit, representing 4.1% of our total deposits, had been obtained through the Rateline Program. At December 31, 2019, these certificates of deposit had an average term to maturity of 17 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Cincinnati Federal in the community to attract and retain deposits. We recently implemented a fully functional electronic banking platform, including mobile app and on-line bill pay, as a service to our deposit customers.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Savings	$35,040	24.63%	0.53%	$26,390	21.47%	0.08%	$24,179	22.02%	0.08%
Interest-bearing demand	19,552	13.75	0.76	9,098	7.40	1.04	6,912	6.29	1.04
Certificates of deposit	76,133	53.52	2.12	71,114	57.86	1.42	64,615	58.82	1.42
Interest-bearing deposits	130,725	91.90	1.49	106,602	86.73	1.06	95,706	87.13	1.06
Non-interest bearing demand	11,517	8.10	—	16,305	13.27	—	14,141	12.87	—
Total deposits	$142,242	100.00%	1.37%	$122,907	100.00%	0.92%	$109,847	100.00%	0.92%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2019	2018
	(In thousands)
Beginning balance	$142,392	$113,948
Net deposits (withdrawals) before interest credited	(21)	27,301
Interest credited	1,040	1,143
Net increase (decrease) in deposits	1,019	28,444
Ending balance	$143,111	$142,392

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2019	2018
	(In thousands)
Interest Rate:
Less than 1.00%	$785	$3,607
1.00% to 1.99%	17,087	39,328
2.00% to 2.99%	57,630	36,208
3.00% to 3.99%	1,736	1,406

Total	$77,238	$80,549

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At December 31, 2019
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$689	$96	$—	$—	$785	1.02%
1.00% to 1.99%	9,503	6,491	1,090	3	17,087	22.12
2.00% to 2.99%	22,405	17,159	9,170	8,896	57,630	74.61
3.00% to 3.99%	301	1,350	77	8	1,736	2.25
Total	$32,898	$25,096	$10,337	$8,907	$77,238	100.00%

The following table sets forth the maturity of our jumbo certificates of deposits ($100,000 or greater) as of December 31, 2019.

At December 31, 2019
(In thousands)
Three months or less	$3,313
Over three months through six months	3,060
Over six months through one year	8,124
Over one year to three years	18,441
Over three years	3,930
Total	$36,868

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. Recently, we have lengthened the maturities of our some of our FHLB advance borrowings to reduce interest rate risk. At December 31, 2019, we had $47.2 million of FHLB-Cincinnati advances (net of deferred prepayment penalties). Most of these advances had interest rates ranging from 1.59% to 3.12%. In addition to funding portfolio loans, we sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $11.5 million in lines of credit available from three commercial banks. No amount was outstanding on these lines of credit at December 31, 2019.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Balance outstanding at end of period	$47,172	$28,580	$34,310
Weighted average interest rate at the end of period	2.24%	2.20%	1.42%
Maximum amount of borrowings outstanding at any month end during the period	$55,750	$40,144	$34,514
Average balance outstanding during the period	42,873	35,219	29,254
Weighted average interest rate during the period	2.23%	1.86%	1.39%

Employees

As of December 31, 2019, we had 54 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Cincinnati Federal is the only subsidiary of Cincinnati Bancorp, Inc. Cincinnati Federal Investment Services, LLC, is the sole subsidiary of Cincinnati Federal and is currently inactive.

REGULATION AND SUPERVISION

General

As a federal savings bank, Cincinnati Federal is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Cincinnati Federal may engage and is intended primarily for the protection of depositors and the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors, and not for the protection of security holders. Cincinnati Federal also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; determine the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Cincinnati Federal or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a savings and loan holding company, Cincinnati Bancorp, Inc. is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Cincinnati Bancorp, Inc. is also be subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Cincinnati Bancorp, Inc. and Cincinnati Federal.

Set forth below is a brief description of material regulatory requirements that are or will be applicable to Cincinnati Federal and Cincinnati Bancorp, Inc. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Cincinnati Federal and Cincinnati Bancorp, Inc.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Cincinnati Federal may invest in mortgage loans secured by residential and commercial real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. Cincinnati Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Cincinnati Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that made such an election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the Office of the Comptroller of the Currency takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. As fully implemented on January 1, 2019, the capital conservation buffer requirement is 2.5% of risk-weighted assets.

At December 31, 2019, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2019, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Cincinnati Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Cincinnati Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings bank, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

Cincinnati Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986, as amended. This test generally requires a savings bank to have at least 75% of its deposits held by the public and earn at least 25% of its income from loans and U.S. government obligations. Alternatively, a savings bank can satisfy this test by maintaining at least 60% of its assets in cash, real estate loans and U.S. Government or state obligations.

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2019, Cincinnati Federal satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Cincinnati Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings bank, the Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the Federal Deposit Insurance Corporation to publicly disclose their rating. Cincinnati Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Cincinnati Federal. Cincinnati Bancorp, Inc. is an affiliate of Cincinnati Federal because of its control of Cincinnati Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Cincinnati Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Cincinnati Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Cincinnati Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Interstate Banking and Branching. Federal law permits well capitalized and well managed holding companies to acquire banks in any state, subject to Federal Reserve Board approval, certain concentration limits and other specified conditions. Interstate mergers of banks are also authorized, subject to regulatory approval and other specified conditions. In addition, among other things, recent amendments made by the Dodd-Frank Act permit banks to establish de novo branches on an interstate basis provided that branching is authorized by the law of the host state for the banks chartered by that state.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable Office of the Comptroller of the Currency regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

At December 31, 2019, Cincinnati Federal met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the Federal Deposit Insurance Corporation insures deposits at Federal Deposit Insurance Corporation insured financial institutions such as Cincinnati Federal. Deposit accounts in Cincinnati Federal are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $250,000 per separately insured depositor. The Federal Deposit Insurance Corporation charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Institutions deemed to be less risky pay lower rates while institutions deemed riskier pay higher rates. Assessment rates (inclusive of possible adjustments) currently range from 2 1/2 to 45 basis points of each institution’s total assets less tangible capital. The Federal Deposit Insurance Corporation may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The Federal Deposit Insurance Corporation’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, which has exercised that discretion by establishing a long range fund ratio of 2%.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Cincinnati Federal. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2019, the annualized FICO assessment was equal to zero basis points of total assets less tangible capital.

Privacy Regulations. Federal regulations generally require that Cincinnati Federal disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Cincinnati Federal is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Cincinnati Federal currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Cincinnati Federal is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by Cincinnati Federal are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Cincinnati Federal also are subject to, among others, the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2019, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $124.2 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $124.2 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.3 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Cincinnati Federal was in compliance with these requirements at December 31, 2019.

Federal Home Loan Bank System

Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cincinnati Federal was in compliance with this requirement at December 31, 2019. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Cincinnati Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At December 31, 2019, no impairment had been recognized.

Holding Company Regulation

Cincinnati Bancorp, Inc. is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over Cincinnati Bancorp, Inc. and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to Cincinnati Federal.

As a savings and loan holding company, Cincinnati Bancorp, Inc.’s activities are limited to those activities permissible by law for financial holding companies (if Cincinnati Bancorp, Inc. makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. Cincinnati Bancorp, Inc. has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. The Dodd-Frank Act requires the Federal Reserve Board to establish minimum consolidated capital requirements for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries. However, savings and loan holding companies of under $3 billion in consolidated assets remain exempt from consolidated regulatory capital requirements, unless the Federal Reserve determines otherwise in particular cases.

The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Cincinnati Bancorp, Inc. to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

Cincinnati Bancorp, Inc. common stock is registered with the Securities and Exchange Commission after the conversion and stock offering. Cincinnati Bancorp, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company, such as Cincinnati Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Cincinnati Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, federal regulations provide that no company may acquire control of a savings and loan holding company without the prior approval of the Federal Reserve Board. Any company that acquires such control becomes a “savings and loan holding company” subject to registration, examination and regulation by the Federal Reserve Board.

Emerging Growth Company Status

As successor to Old Cincinnati Bancorp, Cincinnati Bancorp, Inc. is an emerging growth company. For as long as Cincinnati Bancorp, Inc. continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, Cincinnati Bancorp, Inc. is not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that its independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. Cincinnati Bancorp, Inc. has also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, Cincinnati Bancorp, Inc.’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Cincinnati Bancorp, Inc. will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the mutual holding company reorganization of Cincinnati Federal on October 14, 2015; (ii) the first fiscal year after which its annual gross revenues are $1.0 billion (adjusted for inflation) or more; (iii) the date on which it has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of its common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. Accordingly, Cincinnati Bancorp, Inc.’s financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

TAXATION

Federal Taxation

Method of Accounting. For federal income tax purposes, Cincinnati Bancorp, Inc. and Cincinnati Federal report their income and expenses on the cash method of accounting and use a tax year ending December 31 for filing their federal income tax returns.

Net Operating Loss Carryovers. Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Old Cincinnati Bancorp had $631,535 of federal net loss carryforwards at December 31, 2019 that expire between 2028 and 2037 and $240,481 with no expiration.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2019, Old Cincinnati Bancorp had no capital loss carryovers.

Corporate Dividends. Cincinnati Bancorp, Inc. may generally exclude from its income 100% of dividends received from Cincinnati Federal as a member of the same affiliated group of corporations.

State Taxation

Cincinnati Bancorp, Inc. and Cincinnati Federal are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Cincinnati Bancorp, Inc. and Cincinnati Federal file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth.

Maryland State Taxation. As a Maryland business corporation, Cincinnati Bancorp, Inc. is required to file an annual report with and pay franchise taxes to the State of Maryland.

ITEM 1A.	RISK FACTORS

The presentation of Risk Factors is not required of smaller reporting companies like Cincinnati Bancorp, Inc.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2019, the net book value of our office properties was $3.3 million, and the net book value of our furniture, fixtures and equipment was $119,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,114

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	425

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	240

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	498

1050 Scott Street Covington, KY 41011	Owned	1957	552

6890 Dixie Highway Florence, KY 41042	Owned	1957	406

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2019, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market, Holder and Dividend Information. The common stock of Cincinnati Bancorp, Inc. is listed on the Nasdaq Capital Market under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp, Inc.’s common stock as of March 4, 2020, was approximately 260. Certain shares of Cincinnati Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Our board of directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. Specifically, the Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition. See “Item 1. Business—Taxation—Federal Taxation” and “—Regulation and Supervision—Holding Company Regulation.”

The common stock of Old Cincinnati Bancorp was traded on the OTC Pink Marketplace under the symbol “CNNB.” The following table sets forth the high and low closing bid prices per share of the common stock of Old Cincinnati Bancorp for the periods indicated. The indicated prices do not include retail markups or markdowns or any commissions and do not necessarily reflect prices in actual transactions.

Fiscal Year Ended December 31, 2019

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2019	$16.75	$15.20	$—
September 30, 2019	16.25	14.00	—
June 30, 2019	14.00	13.50	—
March 31, 2019	13.90	11.80	—

Fiscal Year Ended December 31, 2018

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2018	$13.99	$11.96	$—
September 30, 2018	14.40	12.90	—
June 30, 2018	12.85	10.07	—
March 31, 2018	11.00	10.35	—

(b)       Sales of Unregistered Securities. Not applicable.

(c)       Use of Proceeds. On November 18, 2019, Cincinnati Bancorp, Inc. commenced a subscription offering of shares of its common stock, par value $0.01 per share, at a price of $10.00 per share, pursuant to a Registration Statement on Form S-1, as amended (SEC File No.: 333-233708), that was declared effective by the Securities and Exchange Commission on November 8, 2019. The subscription offering expired on December 12, 2019, but it had not closed as of December 31, 2019. Accordingly, as of December 31, 2019, no offering expenses had been incurred (other than prepaid expenses of $584,310) and no net offering proceeds had been paid to Cincinnati Bancorp, Inc. Keefe, Bruyette & Woods, Inc., A Stifel Company, served as the marketing agent for the subscription offering.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans. Subject to permitted adjustments for certain corporate transactions, the 2017 Equity Incentive Plan, which was approved by stockholders, authorizes the issuance or delivery to participants of up to 117,940 shares of common stock pursuant to grants, of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options.

The following information is presented for the 2017 Equity Incentive Plan as of December 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plan (excluding securities reflected in column )
Equity compensation plans approved by stockholders	117,940	$9.55	4,774
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	117,940	$9.55	4,774

(e)       Stock Repurchases. None.

(f)       Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2019 and December 31, 2018 and our results of operations for the years ended December 31, 2019 and December 31, 2018. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Overview

Cincinnati Federal provides financial services to individuals and businesses from our main office in Cincinnati, Ohio and our full service branch offices in Miami Heights, Anderson and Price Hill and in Covington and Florence in Northern Kentucky. Our primary market area includes Hamilton County, Ohio, and, to a lesser extent, Warren, Butler and Clermont Counties, Ohio. We also conduct business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties, Kentucky, as well as in Dearborn County, in southeastern Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2019, $104.8 million, or 57.7% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $23.4 million, or 12.9%, consisted of nonresidential real estate loans; $36.6 million, or 20.2%, consisted of multi-family loans; $10.0 million, or 5.5%, consisted of home equity lines of credit; $1.4 million or 0.8% consisted of commercial business loans and consumer loans; and $5.3 million, or 2.9%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $2.1 million for year ended December 31, 2019 and $1.7 million for year ended December 31, 2018.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2019, we had $47.2 million in advances (net of deferred prepayment penalties) outstanding with the FHLB-Cincinnati.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gain (loss) on sale of mortgage loans, checking account service fee income, interchange fees from debit card transactions and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, franchise taxes, federal deposit insurance premiums, impairment losses on foreclosed real estate and other operating expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2019, this limit was $6.2 million, and we had invested $4.1 million in bank owned life insurance.

Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law, was formed in 2015 to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. Cincinnati Federal Investment Services, LLC is currently inactive.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2019 and 2018, such loans, together with construction and land loans, totaled $65.3 million and $53.4 million, or 258.8% and 218.9% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2019 increased $8.1 million or 54.9% over 2018 origination levels. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. For the year ended December 31, 2019, we originated $113.7 million of one-to four-family residential loans, and we sold $93.8 million of one-to four-family residential loans. For the year ended December 31, 2018, we originated $73.1 million of one-to four family residential loans, and we sold $52.8 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•

Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2019, $83.0 million, or 46.1%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans with contractual maturities after December 31, 2020. As of December 31, 2018, $84.6 million, or 49.7%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print and outdoor advertising channels. Core deposits as of December 31, 2019 grew $4.3 million or 7.0% over December 31, 2018 balances. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including business online banking, mobile banking, bill pay, remote deposit capture and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

Summary of Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that we may not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, we may choose to restructure the contractual terms of certain loans. In this scenario, we attempt to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by us do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time we commence foreclosure. We may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan. It is our policy that any restructured loans on nonaccrual, prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, we review the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regards to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Federal Home Loan Bank of Cincinnati Lender Risk Account Receivable. Certain loan sale transactions with the Federal Home Loan Bank of Cincinnati provide for establishment of a lender risk account receivable, which consists of amounts withheld from loan sale proceeds by the Federal Home Loan Bank of Cincinnati for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset as they are scheduled to be paid to us in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset would be evaluated for impairment.

Mortgage Servicing Rights. Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale of loans originated by us are initially measured at fair value at the date of transfer. Cincinnati Federal subsequently measures each class of servicing asset using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction or addition to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Comparison of Financial Condition at December 31, 2019 and 2018

Total Assets. Total assets were $241.8 million at December 31, 2019, an increase of $44.1 million, or 22.3%, from the $197.7 million at December 31, 2018. The increase resulted primarily from increases in cash and cash equivalents of $26.6 million, net loans of $9.0 million, available-for-sale securities of $6.1 million and loans held for sale of $1.8 million.

Cash and Cash Equivalents. Cash and cash equivalents increased $26.6 million, or 240.3%, to $37.7 million at December 31, 2019 from $11.1 million at December 31, 2018. This increase was primarily the result of the receipt of stock subscription proceeds of $23.4 million which were held in a segregated account pending the closing of the offering.

Available-for-Sale Securities. Investment securities available-for-sale increased $6.1 million to $6.7 million at December 31, 2019 over the $630,000 total at December 31, 2018. Purchases of securities totaled $6.4 million during 2019 and were partially offset by maturities of $278,000.

Loans Held for Sale. Loans held for sale increased $1.8 million, or 142.9%, to $3.1 million at December 31, 2019 from $1.3 million at December 31, 2018. The increase was due to higher mortgage activity due to lower interest rates during 2019.

Net Loans. Net loans increased $9.0 million, or 5.3%, to $179.3 million at December 31, 2019 from $170.3 million at December 31, 2018. During the year ended December 31, 2019, we originated $145.2 million of loans, $113.7 million of which were one- to four- family residential real estate loans, $7.5 million were nonresidential real estate loans, $15.3 million were multi-family loans, $5.0 million were home equity lines of credit, $2.9 million were construction and land loans and the remaining $644,000 were commercial business loans and consumer loans. In 2019, we sold $95.5 million of loans, of which $93.8 million were one- to four-family residential real estate loans and $1.7 million were multifamily loans. We sell loans on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increases in our loan portfolio were in the multifamily loan portfolio of $9.5 million and $4.4 million in the nonresidential loan portfolio. Loan portfolio growth was partially offset by declines in the residential loan portfolio of $3.1 million, construction and land loans of $2.0 million and home equity lines of credit of $1.3 million. This loan growth reflects our strategy to grow the portfolio through loan originations and purchases primarily with adjustable-rate loans and mitigate interest rate risk on the balance sheet. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and other private sector third-party buyers.

Other Assets. Other assets increased $725,000, or 141.5%, to $1.2 million at December 31, 2019 from $512,000 at December 31, 2018. The increase was primarily due to increased prepaid expenses related to the stock subscription offering, which totaled $584,000 at December 31, 2019.

Deposits. Deposits increased $1.0 million, or 0.7%, to $143.4 million at December 31, 2019 from $142.4 million at December 31, 2018. Our core deposits increased $4.3 million, or 7.0%, to $66.2 million at December 31, 2019 compared to December 31, 2018. Time deposits decreased $3.3 million, or 4.1%, to $77.2 million at December 31, 2019 from $80.5 million at December 31, 2018. The decrease in time deposits was primarily due to a decrease in certificates of deposit obtained through the National CD Rateline Program. At December 31, 2019 National Rateline Program CD’s totaled $6.6 million compared to $13.1 million at December 31, 2018. During the year ended December 31, 2019, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits in 2020.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $18.6 million, or 65.1%, to $47.2 million at December 31, 2018 from $28.6 million at December 31, 2018. Proceeds from FHLB advances were used primarily to fund loan originations and reduce the level of National CD Rateline certificates of deposit.

Stock Subscription Funds. Stock subscription funds totaled $23.4 million at December 31, 2019, representing segregated funds received pending the closing of the second step stock conversion. The closing occurred effective January 22, 2020. The subscription offering was over-subscribed and $9.8 million was refunded to prospective investors after the closing date.

Stockholders’ Equity. Stockholders’ equity increased $876,000, or 3.8%, to $23.8 million at December 31, 2019 from $23.0 million at December 31, 2018. The increase resulted primarily from net income for the year of 798,000.

Comparison of Operating Results for the Years Ended December 31, 2019 and December 31, 2018

General. Net income for the year ended December 31, 2019 was $798,000, compared to a net income of $2.3 million for the year ended December 31, 2018, a decrease of $1.5 million or 65.3%. The decrease was primarily due to a $1.9 million decrease in noninterest income, a $419,000 increase in noninterest expense, partially offset by a $720,000 increase in net interest income, a $20,000 decrease in the provision for loan losses and a $104,000 decrease in the provision for income taxes. The decrease was largely attributable to the $2.2 million gain on merger with Kentucky Federal for the year ended December 31, 2018. There was no gain on merger for the year ended December 31, 2019. The merger with Kentucky Federal was completed on October 12, 2018. As a result, the results of operations for year ended December 31, 2019 include the effects of the merger, while the results of operations for the year ended December 31, 2018 include the effects of Kentucky Federal only for the period after the completion date of the merger. Accordingly, the income and expense items in the income statement for the year ended December 31, 2019, can be expected to show overall increases in comparison to the year ended December 31, 2018. See footnote No. 2 to the financial statements for additional information regarding the merger.

Interest and Dividend Income. Interest and dividend income increased $1.5 million, or 22.0%, to $8.5 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018. This increase was primarily attributable to a $1.4 million increase in interest on loans receivable. The average balance of loans increased $23.2 million, or 14.7%, to $180.9 million for the year ended December 31, 2019 from $157.7 million for the year ended December 31, 2018, while the average yield on loans increased 25 basis points to 4.52% for the year ended December 31, 2019 from 4.27% for the year ended December 31, 2018, reflecting the shift in the loan origination mix to higher yielding multifamily and nonresidential loans, as well, as higher market interest rates.

Interest income on securities increased $9,000, or 45.6%, as the average balance of investment securities increased $634,000 to $1.4 million for the year ended December 31, 2019, from $763,000 for the year ended December 31, 2018, reflecting higher levels of liquidity. The average yield on investment securities decreased 62 basis points to 2.00% for the year ended December 31, 2019 from 2.62% for the year ended December 31, 2018, attributable to the addition of lower yielding adjustable and floating rate mortgage-backed securities. Dividends on Federal Home Loan Bank stock and other investments increased $93,000 primarily due to increases in interest-bearing demand deposits in banks and federal funds sold. The average balance of other interest-bearing deposits, including certificates of deposit in other financial institutions, and federal funds sold increased $3.3 million to $13.7 million at December 31, 2019 from $10.4 million at December 31, 2018. The average yield for other interest-earning assets increased 11 basis points to 2.45% at December 31, 2019 from 2.34% at December 31, 2018.

Interest Expense. Total interest expense increased $820,000, or 39.4%, to $2.9 million for the year ended December 31, 2019. Interest expense on deposit accounts increased $519,000, or 36.3%, to $1.9 million for the year ended December 31, 2019 from $1.4 million for the year ended December 31, 2018. The increase was primarily due to an increase of $8.7 million, or 32.8%, in the average balance of savings accounts to $35.0 million for the year ended December 31, 2019 from $26.4 million for the year ended December 31, 2018. The increase in the average cost of savings accounts was 28 basis points. The average balance of interest-bearing demand accounts increased $10.5 million and the average cost of interest-bearing demand accounts decreased 71 basis points to 0.76% at December 31, 2019. The decrease in the average cost of interest-bearing demand deposits was due to the addition of lower cost Kentucky Federal interest-bearing accounts and the low cost of the stock subscription funds. The average balance of certificates of deposits increased $5.0 million while the average cost of certificates of deposits increased 39 basis points to 2.12% at December 31, 2019.

Interest expense on FHLB advances increased $301,000 to $955,000 for the year ended December 31, 2019 from $654,000 for the year ended December 31, 2018. The average balance of advances increased $7.7 million to $42.9 million for the year ended December 31, 2019 compared to $35.2 million for the year ended December 31, 2018, while the average cost of these advances increased 37 basis points to 2.23% from 1.86%. The increase in the average balance of advances was due to management utilizing advances as a funding source for loan originations and to reduce National CD Rateline certificates of deposit and replace these CD’s with longer term and lower rate FHLB advances.

Net Interest Income. Net interest income increased $720,000, or 14.7%, to $5.6 million for the year ended December 31, 2019 from $4.9 million for the year ended December 31, 2018. Average net interest-earning assets decreased $4.6 million compared to year end December 31, 2018. The interest rate spread increased to 2.69% for the year ended December 31, 2019 from 2.67% for the year ended December 31, 2018. The net interest margin decreased to 2.87% for the year ended December 31, 2019 from 2.91% for the year ended December 31, 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a provision for loan losses of $25,000 for the year ended December 31, 2019 and a provision for loan losses of $45,000 for the year ended December 31, 2018. The allowance for loan losses was $1.4 million, or 0.78% of total loans, at December 31, 2019, compared to $1.4 million or 0.81% of total loans, at December 31, 2018. The decrease in the provision for loan losses in 2019 compared to 2018 was due primarily to the continued low balances of nonperforming loans and delinquent loans during 2019 and decrease in historical charge-offs for the six year look back period. Total nonperforming loans were $111,000 and $744,000 at December 31, 2019 and 2018, respectively. Classified loans declined to $1.4 million at December 31, 2019, from $1.7 million at December 31, 2018, and loans past due greater than 30 days totaled $209,000 and $1.0 million at December 31, 2019 and 2018, respectively. Loan charge-offs totaled $23,000 for the year ended December 31, 2019, and there were no loans charged-off during the year ended December 31, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 1,268% and 189% at December 31, 2019 and 2018, respectively.

The allowance for loan losses reflects the estimate we believe to be adequate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2019 and 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $1.9 million, or 39.5%, to $2.9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The decrease was primarily due to a $2.2 million gain related to the Kentucky Federal merger recognized in 2018, a $289,000 decrease in the fair value of mortgage servicing rights, due to an assumption of higher prepayment speeds on mortgages, which were partially offset by a $451,000 increase in the gain on sale of loans.

Non-Interest Expense. Non-interest expense increased $419,000, or 5.8%, to $7.7 million for 2019 from $7.2 million for 2018. The overall increase in non-interest expense reflects a full year of operations from the integration of Kentucky Federal which merged into Cincinnati Federal on October 12, 2018. Noninterest expense increases were partially offset by a $559,000 decrease in merger-related expenses, as $577,000 of such expenses were incurred in the year ended December 31, 2018 compared to $18,000 in the year ended December 31, 2019, and a $104,000 increase in gains on sales of foreclosed real estate year-to-year.

Federal Income Taxes. The provision for income taxes decreased $104,000 to a tax expense of $88,000 in 2019. The decrease was due primarily to the effects of the nondeductible merger related expenses included in the 2018 results. The effective rates were 9.90% and 7.67% for December 31, 2019 and 2018, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$180,885	$8,171	4.52%	$157,708	$6,733	4.27%	$139,587	$5,706	$4.09
Securities	1,397	28	2.00	763	19	2.62	1,372	1	0.07
Other (1)	13,670	335	2.45	10,353	242	2.34	6,116	82	1.34
Total interest-earning assets	195,952	8,534	4.36	168,824	6,994	4.14	147,075	5,789	3.94
Non-interest-earning assets	15,678			12,016			12,572
Total assets	$211,630			$180,840			$159,647

Interest-bearing liabilities:
Savings	$35,040	185	0.53	$26,390	65	0.25	$24,179	20	0.08
Interest-bearing demand	19,552	148	0.76	9,098	134	1.47	6,912	72	1.04
Certificates of deposit	76,133	1,615	2.12	71,114	1,230	1.73	64,615	919	1.42
Total deposits	130,725	1,948	1.49	106,602	1,429	1.35	95,706	1,011	1.06
FHLB borrowings	42,873	955	2.23	35,219	654	1.86	29,254	407	1.39
Total interest-bearing liabilities	173,598	2,903	1.67	141,821	2,083	1.47	124,960	1,418	1.13
Non-interest-bearing Demand	11,517			16,305			14,141
Other non-interest-bearing liabilities	3,590			3,292			2,084
Total non-interest-bearing liabilities	15,107			19,597			16,225
Total equity	22,925			19,422			18,462
Total liabilities and total equity	$211,630			$180,840			$159,647
Net interest income		$5,631			$4,911			$4,371
Net interest rate spread (2)			2.69%			2.67%			2.81%
Net interest-earning assets (3)	$22,354			$27,003			$22,115
Net interest margin (4)			2.87%			2.91%			2.97%
Average interest-earning assets to interest-bearing liabilities			112.88%			119.04%			117.70%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, Fed Funds sold, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2019 vs. 2018			Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$1,028	$410	$1,438	$767	$260	$1,027
Securities	13	(4)	9	1	18	19
Other	81	12	93	77	83	160
Total interest-earning assets	1,122	418	1,540	845	361	1,206

Interest-bearing liabilities:
Savings	27	93	120	2	43	45
Interest-bearing demand	24	(10)	14	27	35	62
Certificates of deposit	92	293	385	417	(106)	311
Total deposits	143	376	519	446	(28)	418
FHLB borrowings	157	144	301	9	238	247
Total interest-bearing liabilities	300	520	820	455	210	665

Change in net interest income	$822	$(102)	$720	$390	$151	$541

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are monetary in nature and sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•	originating nonresidential real estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Net Portfolio Value. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of a financial model. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2019, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis	Estimated	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)
+300	$36,252	$(10,152)	(21.88)%	15.35%	(319)
+200	40,440	(5,964)	(12.85)%	16.74%	(180)
+100	43,983	(2,421)	(5.65)%	17.78%	(76)
—	46,404	—	—%	18.54%	—
-100	42,499	(3,905)	(8.41)%	16.71%	(183)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2019, in the event of an instantaneous parallel 100 basis point increase in interest rates, we would experience a 5.65% decrease in net portfolio value. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience an 8.41% decrease in net portfolio value.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$6,932	15.66%
+300	6,764	12.84%
+200	6,568	9.58%
+100	6,324	5.51%
Level	5,993	—
-100	5,696	(4.97)%

(1) The calculated changes assume an immediate shock of the static yield curve.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2019, we had $47.2 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $41.5 million from the FHLB-Cincinnati based on our collateral capacity. We had an additional $11.5 million on lines of credit available with three commercial banks.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.5 million for the year ended December 31, 2019 and net cash provided by operating activities was $887,000 for the year ended December 31, 2018. Net cash used by investing activities, which consists primarily of disbursements for loan originations and purchase of investment securities, partially offset by proceeds from maturing securities, pay downs on mortgage-backed securities and proceeds from sale of foreclosed assets was $14.9 million for the year ended December 31, 2019. Net cash used in investing activities was $3.7 million for the year ended December 31, 2018. Net cash provided by financing activities, consisting primarily of the proceeds from the stock subscription and proceeds from Federal Home Loan Bank borrowings, was $43.0 million for the year ended December 31, 2019. Net cash used in financing activities, consisting mainly of the repayment of Federal Home Loan Bank borrowings was $3.8 million for the year ended December 31, 2018.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued participation in the National CD Rateline Program as a wholesale source of certificates of deposit, and continued use of FHLB-Cincinnati advances.

Cincinnati Bancorp, Inc. is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp Inc.’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. Cincinnati Federal paid $750,000 in dividends to Old Cincinnati Bancorp in 2019. In 2018, Cincinnati Federal paid no dividends to Old Cincinnati Bancorp. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends. At December 31, 2019, Old Cincinnati Bancorp (on an unconsolidated basis) had liquid assets totaling $459,000.

At December 31, 2019, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.5 million, or 10.2% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; total risk-based capital of $24.9 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $15.3 million, or 10.0%; and common equity tier 1 risk based capital of $23.5 million, or 15.4%, of risk weighted assets, which is above the well-capitalized required level of $9.9 million, or 6.5%. At December 31, 2018, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $10.0 million, or 5.0%; and total risk-based capital of $24.5 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $14.0 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2019 and 2018. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2019, we had outstanding commitments to originate loans of $761,000, unfunded lines of credit of $16.8 million and forward sale commitments of $7.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2019 totaled $32.9 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 20 to the Consolidated Financial Statements for the years ended December 31, 2019 and 2018 beginning on page F-51 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Old Cincinnati Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2019. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Evaluation and Changes in Internal Controls Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2019 were effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

During the quarter ended December 31, 2019, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2020 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2019 and 2018;
(C)	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018;
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and
(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2019 and 2018.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)
3.2	Bylaws of Cincinnati Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Cincinnati Bancorp, Inc. (1)
4.1	Description of securities of Cincinnati Bancorp, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Gregory W. Meyers (2)
10.2	Split Dollar Life Insurance Plan (2)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (2)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (2)
10.5	Cincinnati Bancorp 2017 Equity Incentive Plan (3)
10.6	Change in Control Agreement by and between Robert A. Bedinghaus and Cincinnati Federal (4)
10.7	Change in Control Agreement by and between Joseph V. Bunke and Cincinnati Federal (4)
10.8	Change in Control Agreement by and between Herbert C. Brinkman and Cincinnati Federal (4)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.0	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-233708), of Cincinnati Bancorp, Inc., initially filed September 11, 2019.
(2)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), of Cincinnati Bancorp, as initially filed on March 11, 2015.
(3)	Incorporated by reference to Appendix A to Definitive Proxy Statement of Cincinnati Bancorp, filed on April 13, 2017.
(4)	Incorporated by reference to Current Report on Form 8-K of Cincinnati Bancorp, Inc., filed on January 24, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: March 30, 2020	By:	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Herbert C. Brinkman	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 30, 2020
Herbert C. Brinkman

/s/ Robert A. Bedinghaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Robert A. Bedinghaus

/s/ Harold L. Anness	Director	March 30, 2020
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 30, 2020
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 30, 2020
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 30, 2020
Charles G. Skidmore

/s/ Philip E. Wehrman	Director	March 30, 2020
Philip E. Wehrman

Cincinnati Bancorp

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Cincinnati Bancorp

Cincinnati, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bancorp (Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
BKD, LLP

We have served as the Company's auditor since 2011.

Cincinnati, Ohio

March 30, 2020

Cincinnati Bancorp

Consolidated Balance Sheets

December 31, 2019 and 2018

	2019	2018

Assets
Cash and due from banks	$2,348,157	$2,620,309
Interest-bearing demand deposits in banks	31,622,109	4,107,880
Federal funds sold	3,765,000	4,361,000

Cash and cash equivalents	37,735,266	11,089,189

Interest-bearing time deposits	-	200,000
Available-for-sale debt securities	6,733,213	630,361
Loans held for sale	3,114,081	1,282,000
Loans, net of allowance for loan losses of $1,407,545 and $1,405,072, respectively	179,332,026	170,365,031
Premises and equipment, net	3,354,447	3,407,185
Federal Home Loan Bank stock	2,657,400	2,583,100
Foreclosed assets held for sale	-	102,098
Interest receivable	624,333	569,659
Mortgage servicing rights	1,213,815	1,252,740
Federal Home Loan Bank lender risk account receivable	1,713,240	1,703,276
Bank-owned life insurance	4,086,645	3,997,242
Prepaid stock subscription expenses	584,310	-
Other assets	652,785	512,180

Total assets	$241,801,561	$197,694,061

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$28,658,432	$29,308,448
Savings	37,514,343	32,534,398
Certificates of deposit	77,237,932	80,548,910
Total deposits	143,410,707	142,391,756

Federal Home Loan Bank advances	47,172,066	28,580,438
Advances from borrowers for taxes and insurance	1,806,638	1,799,419
Stock subscription proceeds in escrow	23,407,011	-
Interest payable	91,636	53,945
Directors deferred compensation	559,295	571,186
Other liabilities	1,273,043	1,155,894

Total liabilities	217,720,396	174,552,638

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	244,327	180,563

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value, 1,817,865 and 1,816,329 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	29,607	29,593
Additional paid-in capital	7,529,850	7,458,745
Unearned ESOP shares	(449,313)	(494,245)
Retained earnings - substantially restricted	17,017,683	16,219,209
Accumulated other comprehensive loss	(290,989)	(252,442)

Total stockholders' equity	23,836,838	22,960,860

Total liabilities, temporary equity, and stockholders' equity	$241,801,561	$197,694,061

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Income

Years Ended December 31, 2019 and 2018

	2019	2018
Interest and Dividend Income
Loans, including fees	$8,171,041	$6,733,291
Securities	28,492	19,574
Dividends on Federal Home Loan Bank stock and other	334,948	241,690
Total interest and dividend income	8,534,481	6,994,555

Interest Expense
Deposits	1,948,595	1,429,302
Federal Home Loan Bank advances	954,999	653,968
Total interest expense	2,903,594	2,083,270

Net Interest Income	5,630,887	4,911,285

Provision for Loan Losses	25,000	45,000

Net Interest Income After Provision for Loan Losses	5,605,887	4,866,285

Noninterest Income
Gain on sales of loans	2,121,166	1,669,731
Mortgage servicing fees (costs)	(33,579)	255,855
Gain on merger with Kentucky Federal	-	2,192,340
Other	860,132	757,177
Total noninterest income	2,947,719	4,875,103

Noninterest Expense
Salaries and employee benefits	4,334,338	3,580,817
Occupancy and equipment	597,741	504,010
Directors compensation	194,083	177,250
Data processing	640,747	621,774
Professional fees	349,252	299,992
Franchise tax	207,584	156,528
Deposit insurance premiums	37,391	53,152
Advertising	95,920	174,574
Software licenses	118,388	91,607
Loan costs	336,428	397,674
Net gains on sales of foreclosed assets	(104,814)	(1,262)
Merger-related expenses	18,000	576,960
Other	842,380	615,712
Total noninterest expense	7,667,438	7,248,788

Income Before Income Taxes	886,168	2,492,600

Provision for Income Taxes	87,694	191,278

Net Income	$798,474	$2,301,322

Earnings per common share - basic	$0.45	$1.34
Earnings per common share - diluted	$0.44	$1.34
Weighted-average shares outstanding - basic	1,752,431	1,691,434
Weighted-average shares outstanding - diluted	1,778,369	1,695,259

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2019 and 2018

	2019	2018
Net Income	$798,474	$2,301,322

Other Comprehensive Loss:
Net unrealized losses on available-for-sale securities	(8,151)	(147)
Tax benefit	1,712	31
Changes in directors' retirement plan prior service costs	(40,643)	(10,655)
Tax benefit	8,535	2,375
Other comprehensive loss	(38,547)	(8,396)

Comprehensive Income	$759,927	$2,292,926

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019 and 2018

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance, January 1, 2018	$17,192	$6,172,924	$(539,176)	$13,877,826	$(203,985)	$19,324,781

Cumulative effect of adoption of ASU 2018-02	-	-	-	40,061	(40,061)	-

Issuance of common stock	12,401	1,227,600	-	-	-	1,240,001

ESOP shares subject to mandatory redemption	-	(53,951)	-	-	-	(53,951)

ESOP shares earned	-	9,020	44,931	-	-	53,951

Stock-based compensation expense	-	103,152	-	-	-	103,152

Net income	-	-	-	2,301,322	-	2,301,322

Other comprehensive loss	-	-	-	-	(8,396)	(8,396)

Balance, December 31, 2018	29,593	7,458,745	(494,245)	16,219,209	(252,442)	22,960,860

Proceeds from options exercised	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(63,764)	-	-	-	(63,764)

ESOP shares earned	-	18,857	44,932	-	-	63,789

Stock-based compensation expense	-	103,152	-	-	-	103,152

Net income	-	-	-	798,474	-	798,474

Other comprehensive loss	-	-	-	-	(38,547)	(38,547)

Balance, December 31, 2019	$29,607	$7,529,850	$(449,313)	$17,017,683	$(290,989)	$23,836,838

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	2019	2018

Operating Activities
Net income	$798,474	$2,301,322
Items not requiring (providing) cash:
Depreciation and amortization	195,327	146,190
Provision for loan losses	25,000	45,000
Amortization of premiums and discounts on securities, net	10,430	10,122
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	4,628	4,628
Change in deferred income taxes	18,829	145,046
Gain on sale of loans	(2,121,166)	(1,669,731)
Proceeds from the sale of loans held for sale	94,080,210	57,038,358
Origination of loans held for sale	(93,791,125)	(54,429,543)
Earnings on cash surrender value of bank-owned life insurance	(89,403)	(77,173)
Stock-based compensation expense	103,152	103,152
ESOP shares earned	63,789	53,951
Gain on sale of foreclosed assets	(104,814)	(1,262)
Gain on merger with Kentucky Federal	-	(2,192,340)
Changes in:
Interest receivable	(54,674)	(25,822)
Mortgage servicing rights	38,925	(342,919)
Federal Home Loan Bank lender risk account receivable	(9,964)	5,317
Other assets	(724,915)	(27,831)
Interest payable	37,691	15,319
Other liabilities	56,033	(214,820)
Net cash (used in) provided by operating activities	(1,463,573)	886,964

Investing Activities
Proceeds from maturities of available-for-sale debt securities	278,470	269,760
Proceeds from the sale of available-for-sale debt securities	-	4,999,893
Purchase of available for sale debt securities	(6,399,903)	-
Purchase of Federal Home Loan Bank stock	(74,300)	(18,700)
Net change in loans	(9,040,122)	(7,094,115)
Proceeds from the sale of interest-bearing time deposits	-	3,180,000
Proceeds from the maturities of interest-bearing time deposits	200,000	200,000
Purchase of premises and equipment	(142,589)	(59,146)
Cash received in merger with Kentucky Federal	-	2,224,645
Proceeds from sale of foreclosed assets	255,039	26,651
Net cash (used in) provided by investing activities	(14,923,405)	3,728,988

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2019 and 2018

	2019	2018
Financing Activities
Net increase in deposits	1,018,951	1,965,012
Proceeds from Federal Home Loan Bank advances	106,486,000	115,119,682
Repayment of Federal Home Loan Bank advances	(87,899,000)	(121,196,924)
Proceeds from stock subscriptions held in escrow	23,407,011	-
Proceeds from stock options exercised	12,874	-
Net increase in advances from borrowers for taxes and insurance	7,219	318,643
Net cash provided by (used in) financing activities	43,033,055	(3,793,587)

Increase in Cash and Cash Equivalents	26,646,077	822,365
Cash and Cash Equivalents, Beginning of Period	11,089,189	10,266,824
Cash and Cash Equivalents, End of Period	$37,735,266	$11,089,189

Supplemental Cash Flows Information
Interest paid	$2,865,903	$2,067,951
Income taxes paid	-	257,229
Real estate acquired in settlement of loans	48,127	27,869

Kentucky Federal Savings and Loan Association merged with Cincinnati Federal effective October 12, 2018. In conjunction with the merger, liabilities were assumed as follows:

Fair value of assets acquired	$30,818,444
Less common stock issued	1,240,001
Less gain on merger recognized	2,192,340
Liabilities assumed	$27,386,103

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 1:        Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana.

On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

On December 20, 2019, the Company’s shareholders approved a plan of conversion and reorganization, whereby CF Mutual Holding Company and Cincinnati Bancorp will convert and reorganize from the mutual holding company structure to the stock holding company structure. The conversion and reorganization were completed effective January 22, 2020, whereby Cincinnati Bancorp, Inc., a Maryland corporation and successor to the Company sold a total of 1,652,960 shares of common stock at a price of $10.00 per share in the subscription offering, which included 132,237 shares sold to Cincinnati Federal’s Employee Stock Ownership Plan and issued 1,322,665 shares of common stock in exchange for the outstanding shares of common stock owned of the Company owned by stockholders other than CF Mutual Holding Company.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in scope revenue from contracts with customers is recognized within other noninterest income.

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance. Service charges are recorded in other noninterest income.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Interchange income: The Company earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represents a percentage of the underlying transaction value and is recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees is processed through noninterest income. Interchange fees are recorded in other noninterest income.

Principles of Consolidation

The accompanying consolidated financial statements include Cincinnati Bancorp and its wholly subsidiary, Cincinnati Federal, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights and fair values of financial instruments.

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000 per account. Management considers the risk of loss to be low based on the quality of the institutions where the funds are maintained.

Interest-bearing Time Deposits in Banks

Interest-bearing deposits in banks are carried at cost.

Securities

Available-for-sale debt securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income. Direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six consecutive months.

Loans acquired at the effective date of a merger are recorded at fair value with no carryover of the acquired entity’s previously established allowance for loan losses. The excess of expected cash flows over the estimated fair value of the acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses. Subsequent improvements in expected cash flows result in the recognition of additional interest income over the remaining contractual lives of the loans. Management estimates the cash flows expected to be collected at acquisition using a third-party risk model, which incorporates the estimate of key assumptions, such as default rates and prepayment speeds.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Company do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings commence. The Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Company’s policy that any restructured loans on nonaccrual prior to being restructured remain on nonaccrual status until six consecutive months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regards to determination of the amount of the allowance for credit losses, TDRs are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Lender Reserve Account

Certain loan sale transactions with the Federal Home Loan Bank of Cincinnati (FHLB) provide for the establishment of a Lender Reserve Account (LRA). The LRA consists of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset to the Company as they are scheduled to be paid the Company in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset evaluated for impairment.

Premises and Equipment

Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	15-40 years
Equipment	3-5 years

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at par and evaluated for impairment.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. Net revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense from foreclosed assets. There were no valuation allowances established during 2019 or 2018.

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50 Transfers and Servicing), servicing rights resulting from the sale of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction or addition to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Employee Stock Ownership Plan (“ESOP”)

The cost of unearned ESOP shares is shown as a reduction of stockholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2019, 22,465 shares have been allocated to eligible participants in the ESOP. (See Note 13 – Employee and Director Benefits).

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

If necessary, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2016. As of December 31, 2019, and 2018, the Company had no uncertain tax positions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities and changes in the funded status of the directors’ retirement plan.

Earnings Per Share

Basic earnings per share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted-average number of common shares outstanding during the period. The two-class method is an earnings allocation formula that determines the EPS for each class of common stock and participating securities according to dividends distributed and participation rights in undistributed earnings.

Diluted EPS is adjusted for dilutive effects of stock-based compensation and is calculated using the two-class method or treasury method. The average number of common shares outstanding is increased to include the number of shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period, as well as for any adjustment to income that would result from the assumed issuance.

Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Subsidiary and Other Activities

The Bank had no active subsidiaries at December 31, 2019 and 2018.

Reclassifications

Certain reclassifications have been made to the 2018 consolidated financial statements to conform to the 2019 consolidated financial statement presentation. These reclassifications had no effect on net income.

Note 2:         Merger

On April 18, 2018, Cincinnati Federal and Kentucky Federal Savings and Loan Association (“Kentucky Federal”) signed an Agreement and Plan of Merger, pursuant to which Kentucky Federal merged with and into Cincinnati Federal effective October 12, 2018.

On the effective date of the merger, the Company issued from its authorized but unissued shares of common stock, 63,382 shares of common stock to CF Mutual Holding Company. The number of shares issued was in consideration of Kentucky Federal’s appraised value. At closing, Kentucky Federal Director, Philip Wehrman, was added to the Boards of Directors of CF Mutual Holding Company, Cincinnati Bancorp and Cincinnati Federal. The business reason for the merger was to achieve scale and efficiency in operations, as well as, expand market share.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The merger with Kentucky Federal was accounted for using the acquisition method of accounting set forth in ASC No. 805-10-25, Business Combinations and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date. The following table summarizes the fair value recorded as of October 12, 2018:

	Amount	Fair Value	Fair Value
	Recorded	Adjustments	Recorded
Consideration Paid:
Fair value of total consideration transferred (common shares issued)	$1,240,001	$—	$1,240,001

Identifiable Assets Acquired:
Cash and cash equivalents	2,224,645	—	2,224,645
Interest-bearing time deposits	3,580,000	—	3,580,000
Investment securities	5,280,000	(280,107)	4,999,893
Federal Home Loan Bank Stock	1,543,300	—	1,543,300
Net loans receivable	16,159,521	164,074	16,323,595
Premises & Equipment, net	194,202	772,700	966,902
Core deposit and other intangibles	—	221,193	221,193
Other real estate owned	132,590	(33,000)	99,590
Other assets	895,044	(35,718)	859,326
Total identifiable assets acquired	30,009,302	809,142	30,818,444

Liabilities Assumed:
Deposits	26,475,279	3,739	26,479,018
Federal Home Loan Bank advances	343,242	—	343,242
Deferred taxes	41,947	176,636	218,583
Other Liabilities	345,260	—	345,260
Total liabilities assumed	27,205,728	180,375	27,386,103

Total identified net assets acquired	2,803,574	628,767	3,432,341

Gain on merger	$1,563,573	$628,767	$2,192,340

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 12, 2018 based on management’s best estimate using the information available at acquisition date. The application of purchase accounting resulted in a bargain purchase gain of approximately $2.2 million. The primary reason for the bargain purchase gain is the mutual savings structure of Kentucky Federal. The number of institutions that could merge with Kentucky Federal was limited and the mutual holding company structure of the Bank allowed the merger to occur.

The fair value for loans acquired from Kentucky Federal were estimated using cash flow projections based on remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Kentucky Federal’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on October 12, 2018. The Company acquired various loans in the acquisition, none of which had evidence of deterioration of credit quality since origination. The fair value of assets included loans with a fair value of $16,323,595. The gross principal and contractual interest due under the contracts was $16,419,786, of which $251,369 is expected to be uncollectible.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The core deposit intangible asset recognized of $221,193 is being amortized over its estimated life of approximately 10 years using the straight-line method and is included in other assets in the consolidated balance sheets.

Direct acquisition and integration costs were expensed as incurred and totaled approximately $18,000 and $577,000 for the years ended December 31, 2019 and 2018, respectively. These items were recorded as merger-related expenses in the consolidated statements of income.

Note 3:        Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities:

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$6,740,450	$7,335	$(14,572)	$6,733,213

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$629,447	$3,806	$(2,892)	$630,361

There were no sales of available-for-sale securities in 2019. Proceeds from the sale of available-for-sale securities were $4,999,893 for the year ended December 31, 2018. No gains or losses were realized.

Expected maturities on mortgage-backed securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2019 and 2018, the Company’s investments consisted entirely of mortgage-backed securities which are not due at a single maturity date.

Total fair value of investments at December 31, 2019 reported at less than historical cost was $5,814,388 and was approximately 86% of the Company’s investment portfolio. The decline primarily resulted from changes in market interest rates. There was $512,303 or approximately 81% of the investment portfolio reported at less than historical cost at December 31, 2018.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2019:
Mortgage-backed securities of government sponsored entities	$5,582,540	$(14,154)	$231,848	$(418)	$5,814,388	$(14,572)

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$-	$-	$512,303	$(2,892)	$512,303	$(2,892)

Note 4:        Loans and Allowance for Loan Losses

Categories of loans at December 31, 2019 and 2018 include:

	December 31,	December 31,
	2019	2018
One to four family mortgage loans - owner occupied	$91,919,064	$93,659,520
One to four family - investment	12,846,342	14,242,563
Multi-family mortgage loans	36,628,238	27,140,014
Nonresidential mortgage loans	23,377,598	18,930,426
Construction and land loans	5,329,188	7,293,737
Real estate secured lines of credit	10,029,917	11,373,975
Commercial loans	557,268	415,730
Other consumer loans	863,546	796,051
Total loans	181,551,161	173,852,016

Less:
Net deferred loan costs	(482,681)	(491,331)
Undisbursed portion of loans	1,294,271	2,573,244
Allowance for loan losses	1,407,545	1,405,072

Net loans	$179,332,026	$170,365,031

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

One to Four Family Mortgage Loans and Real Estate Secured Lines of Credit: The one to four family mortgage loans and real estate secured lines of credit are secured by owner-occupied one to four family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

One to Four Family Investment Property Loans: The one to four family investment property loans are secured by non-owner occupied one to four family residences. Repayment of these loans is primarily dependent on the net rental income and personal income of the borrowers. These loans are considered to be higher risk than owner occupied one to four family mortgage loans. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact investment property vacancies, property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-Family and Nonresidential Mortgage Loans: These loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Construction and Land Loans: These loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Commercial Loans: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is impacted by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Other Consumer Loans: The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is impacted by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2019 and December 31, 2018:

	At or For the Year Ended December 31, 2019
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(117,552)	(32,786)	299,799	94,688	(30,730)	(191,686)	2,407	860	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$303,925	$74,206	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,378,810
Loans:
Ending balance	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Ending balance: Individually evaluated for impairment	$1,115,573	$760,733	$507,066	$56,190	$-	$81,505	$-	$-	$2,521,067

Ending balance: Collectively evaluated for impairment	$90,803,491	$12,085,609	$36,121,172	$23,321,408	$5,329,188	$9,948,412	$557,268	$863,546	$179,030,094

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

	At or For the Year Ended December 31, 2018
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	117,933	(48,657)	(16,512)	(14,473)	17,518	(15,765)	2,067	2,889	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance: Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Ending balance: Individually evaluated for impairment	$966,592	$699,630	$621,757	$151,096	$-	$48,467	$-	$-	$2,487,542

Ending balance: Collectively evaluated for impairment	$92,692,928	$13,542,933	$26,518,257	$18,779,330	$7,293,737	$11,325,508	$415,730	$796,051	$171,364,474

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The Company has adopted a standard grading system for all loans.

Definitions are as follows:

Prime (1) loans are of superior quality with excellent credit strength and repayment ability proving a nominal credit risk.

Good (2) loans are of above average credit strength and repayment ability proving only a minimal credit risk.

Satisfactory (3) loans are of reasonable credit strength and repayment ability proving an average credit risk due to one or more underlying weaknesses.

Acceptable (4) loans are of the lowest acceptable credit strength and weakened repayment ability providing a cautionary credit risk due to one or more underlying weaknesses. New borrowers are typically not underwritten within this classification.

Special Mention (5) loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (6) loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (7) loans have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be affected in the future.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2019 and 2018:

	December 31, 2019
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$91,281,765	$12,115,427	$36,256,469	$22,813,758	$5,329,188	$9,870,477	$557,268	$863,546	$179,087,898
Special mention	-	548,876	-	563,840	-	-	-	-	1,112,716
Substandard	637,299	182,039	371,769	-	-	159,440	-	-	1,350,547
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

	December 31, 2018
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$92,776,661	$13,010,425	$26,509,203	$18,234,663	$7,293,737	$11,225,481	$415,730	$795,523	$170,261,423
Special mention	-	1,101,684	138,723	627,934	-	26,000	-	-	1,894,341
Substandard	882,859	130,454	492,088	67,829	-	122,494	-	528	1,696,252
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

The pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and the allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2019.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2019 and 2018:

	December 31, 2019
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$110,934	$110,934	$91,808,130	$91,919,064	$-
One to four family - investment	-	-	-	-	12,846,342	12,846,342	-
Multi-family mortgage loans	-	-	-	-	36,628,238	36,628,238	-
Nonresidential mortgage loans	-	-	-	-	23,377,598	23,377,598	-
Construction & land loans	-	-	-	-	5,329,188	5,329,188	-
Real estate secured lines of credit	97,679	-	-	97,679	9,932,238	10,029,917	-
Commercial loans	-	-	-	-	557,268	557,268	-
Other consumer loans	-	-	-	-	863,546	863,546	-

Total	$97,679	$-	$110,934	$208,613	$181,342,548	$181,551,161	$-

	December 31, 2018
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$158,932	$86,900	$676,024	$921,856	$92,737,664	$93,659,520	$-
One to four family - investment	-	-	-	-	14,242,563	14,242,563	-
Multi-family mortgage loans	-	-	-	-	27,140,014	27,140,014	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,862,597	18,930,426	-
Construction & land loans	-	-	-	-	7,293,737	7,293,737	-
Real estate secured lines of credit	9,634	-	-	9,634	11,364,341	11,373,975	-
Commercial loans	-	-	-	-	415,730	415,730	-
Other consumer loans	-	-	528	528	795,523	796,051	-

Total	$168,566	$86,900	$744,381	$999,847	$172,852,169	$173,852,016	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following tables present impaired loans at and for the years ended December 31, 2019 and 2018:

	December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,054,515	$1,054,515	$-	$1,077,076	$52,394
One to four family - investment	374,389	374,389	-	383,268	21,191
Multi-family mortgage loans	507,066	507,066	-	510,866	43,647
Nonresidential mortgage loans	56,190	56,190	-	75,260	4,583
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	81,505	81,505	-	86,326	5,416
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	61,058	81,780	20,722	79,941	1,170
One to four family - investment	386,344	394,357	8,013	401,718	19,965
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,521,067	$2,549,802	$28,735	$2,614,455	$148,366

	December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$966,592	$966,592	$-	$975,511	$33,914
One to four family - investment	315,393	315,393	-	322,564	39,833
Multi-family mortgage loans	514,993	514,993	-	519,339	47,559
Nonresidential mortgage loans	151,096	151,096	-	165,871	5,996
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	48,467	48,467	-	50,820	3,114
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to four family - investment	384,237	417,920	33,683	427,874	22,775
Multi-family mortgage loans	106,764	115,819	9,055	117,578	8,499
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,487,542	$2,530,280	$42,738	$2,579,557	$161,690

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2019 and 2018. This table excludes accruing TDRs, which totaled $1,445,000 and $1,370,000 at December 31, 2019 and 2018, respectively.

	December 31,	December 31,
	2019	2018
One- to four-family mortgage loans	$110,934	$676,024
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	67,829
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	528

Total	$110,934	$744,381

The following tables present the new classified TDRs at December 31, 2019:

December 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	3	$266,418	$240,926
Residential 1-4 family - investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	1	-	40,627
Commercial loans	-	-	-
Consumer loans	-	-	-

	4	$266,418	$281,553

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Newly restructured loans by type of modification are as follows at December 31, 2019:

December 31, 2019
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$-	$-	$240,926	$240,926
Residential 1-4 family -investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,627	-	-	40,627
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-

	$40,627	$-	$240,926	$281,553

The Company had no loans that were modified as TDRs and that were impaired and there were no troubled debt restructurings during the year ended December 31, 2018.

The Company had no TDRs modified during the year ended December 31, 2019 that subsequently defaulted.

As of December 31, 2019, borrowers with loans designated as TDRs and totaling $937,635 of residential real estate loans and $507,065 of multifamily loans, met the criteria for placement back on accrual status. This criteria includes a minimum of six consecutive months of payment performance under existing or modified terms.

There were no foreclosed real estate properties at December 31, 2019. There were three foreclosed residential real estate properties at December 31, 2018 totaling $102,100 net of valuation allowances. There was one consumer mortgage loan in process of foreclosure at December 31, 2019 with a net loan balance of $51,600.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2019	2018
Land	$720,971	$720,971
Buildings and improvements	4,412,275	4,344,614
Furniture and equipment	1,013,645	938,717
	6,146,891	6,004,302
Less accumulated depreciation	(2,792,444)	(2,597,117)

Net premises and equipment	$3,354,447	$3,407,185

Depreciation expense was $195,327 and $146,190 for the years ended December 31, 2019 and 2018, respectively.

Note 6:	Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $103,853,962 and $99,414,705 at December 31, 2019 and 2018, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2019 and 2018:

	2019	2018
Fair value as of the beginning of the period	$1,252,740	$909,821
Recognition of mortgage servicing rights on the sale of loans	245,790	309,712
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(284,715)	33,207

Fair value at the end of the period	$1,213,815	$1,252,740

Contractually specified servicing fees were approximately $251,000 and $256,000 for the years ended December 31, 2019 and 2018, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Certain loan sale transactions with the FHLB provide for establishment of a LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled approximately $2,911,000 and $2,722,000 at December 31, 2019 and 2018, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled approximately $1,713,000 and $1,703,000 at December 31, 2019 and 2018, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2019 of $3.9 million.

Note 7:	Time Deposits

Time deposits in denominations of $250,000 or more were approximately $3,777,000 and $5,333,000 at December 31, 2019 and 2018, respectively. Deposit accounts in excess of $250,000 are not insured by the FDIC. At December 31, 2019, approximately $6.8 million of our certificates of deposit had been obtained through the National CD Rateline program.

At December 31, 2019 and 2018, the scheduled maturities of time deposits were as follows:

	2019	2018
One year or less	$32,896,686	$49,799,669
Over one year to two years	25,095,507	13,936,624
Over two years to three years	10,338,194	10,332,065
Over three years to four years	4,837,993	3,488,891
Over four years to five years	3,861,470	2,989,892
Thereafter	208,082	1,769

	$77,237,932	$80,548,910

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Interest expense during the years ended December 31, 2019 and 2018 for each major category of deposits was as follows:

	2019	2018
Deposit Type:
Savings	$184,626	$65,297
Interest-bearing demand	148,163	134,405
Certificates of deposit	1,615,806	1,229,600

Total	$1,948,595	$1,429,302

Note 8:	Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling approximately $116,882,000 and $116,338,000 and the Company’s investment in FHLB stock at December 31, 2019 and 2018, respectively. Advances, at effective interest rates ranging from 1.59% to 3.12%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB advances at December 31, 2019 and 2018 are as follows:

	2019	2018
One year or less	$8,763,152	$15,450,000
Over one year to two years	7,700,000	8,538,152
Over two years to three years	15,600,000	2,600,000
Over three years to four years	15,112,000	2,000,000
	47,175,152	28,588,152
Deferred prepayment penalty, net of amortization	(3,086)	(7,714)

	$47,172,066	$28,580,438

At December 31, 2019, we had $47.2 million outstanding in advances from the FHLB-Cincinnati, and had capacity to borrow approximately an additional $41.5 million from the FHLB-Cincinnati based on our collateral capacity. We also had $11.5 million available on lines of credit with three commercial banks. No amount was outstanding on these lines at December 31, 2019.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 9:	Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2019 and 2018.

	2019	2018
Taxes currently payable	$68,865	$46,232
Deferred income taxes	18,829	145,046

Income tax expense	$87,694	$191,278

	2019	2018
Computed at the statutory rate	$186,095	$523,447
Increase (decrease) resulting from:
Effect of gain on merger with Kentucky Federal	-	(460,391)
Bank-owned life insurance	(18,775)	(15,598)
Acquired bank-owned life insurance	(36,329)	59,681
Other	(43,298)	84,139

Actual tax expense	$87,694	$191,278

A reconciliation between the statutory income tax and the Company’s effective rate follows:

	2019	2018
Computed at the statutory rate	21.00%	21.00%
Increase (decrease) resulting from
Effect of gain on merger with Kentucky Federal	-	(18.47)%
Bank-owned life insurance	(2.12)%	(0.63)%
Acquired bank-owned life insurance	(4.10)%	2.39%
Other	(4.88)%	3.38%

Effective tax rate	9.90%	7.67%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2019 and 2018 were:

	2019	2018

Deferred tax assets
Allowance for loan losses	$282,653	$277,403
Loans held for sale	13,437	5,437
Unrealized gains on available-for-sale securities	1,520	-
Directors' Retirement Plan	117,452	102,287
Net operating loss	183,123	244,401
Other	24,939	19,161
	623,124	648,689
Deferred tax liabilities
Deferred loan costs	(101,363)	(105,737)
Prepaid penalties on FHLB advances	(648)	(1,620)
Dividends on FHLB stock	(332,211)	(332,211)
Mortgage servicing rights	(254,901)	(263,075)
FHLB lender risk account receivable	(359,780)	(357,688)
Depreciation	(195,450)	(183,604)
Unrealized gains on available-for-sale securities	-	(192)
Other	(116,524)	(135,971)
	(1,360,877)	(1,380,098)

Valuation allowance	(19,322)	(19,322)
Net deferred tax liability	$(757,075)	$(750,731)

Retained earnings at both December 31, 2019 and December 31, 2018, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $160,900 and $160,900 at December 31, 2019 and December 31, 2018, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

As of December 31, 2019, the Company has net operating loss carryforwards of approximately $631,535 which expire between 2028 and 2037 and $240,481 with no expiration. A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not an amount will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances is included in income tax expense in the period they are identified. At December 31, 2019, the Company has a valuation allowance of $19,322 to reduce deferred tax assets to the amount that is more likely than not to be realized under Code Section 382 limitations.

Note 10:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2019	2018
Net unrealized gain (loss) on available for sale securities	$(7,237)	$914

Directors' retirement plan	(361,104)	(320,461)
	(368,341)	(319,547)

Tax benefit	(77,352)	(67,105)

Net of tax amount	$(290,989)	$(252,442)

Note 11:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2019 and 2018, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at December 31, 2019.

As of December 31, 2019, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The Bank’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2019

Total risk-based capital (to risk-weighted assets)	$24,898	16.3%	$12,204	8.0%	$15,255	10.0%

Tier I capital (to risk-weighted assets)	23,490	15.4%	9,153	6.0%	12,204	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,490	15.4%	6,865	4.5%	9,916	6.5%

Tier I capital (to adjusted total assets)	23,490	10.2%	9,183	4.0%	11,478	5.0%

As of December 31, 2018

Total risk-based capital (to risk-weighted assets)	$24,480	17.5%	$11,176	8.0%	$13,970	10.0%

Tier I capital (to risk-weighted assets)	23,075	16.5%	8,382	6.0%	11,176	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,075	16.5%	6,287	4.5%	9,081	6.5%

Tier I capital (to adjusted total assets)	23,075	11.5%	8,014	4.0%	10,017	5.0%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 12:	Related Party Transactions

At December 31, 2019 and 2018, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2019	2018
Beginning balance	$879,142	$930,096
New loans	-	-
Repayments	57,754	50,954
Ending balance	$821,388	$879,142

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2019 and 2018 totaled $2,321,000 and $1,403,200, respectively.

Note 13:	Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were approximately $124,100 and $88,700 for the years ended December 31, 2019 and 2018, respectively.

In connection with the conversion to an entity owned by stockholders, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 67,397 shares (approximately 3.92% of the common stock sold in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 15 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $64,800 and $54,000 for the years ended December 31, 2019 and 2018, respectively.

A summary of the ESOP shares as of December 31, 2019 and 2018 are as follows:

	December 31,	December 31,
	2019	2018
Shares released to participants	17,972	13,479
Share allocated to participants	4,493	4,493
Unreleased shares	44,932	49,425
Total	67,397	67,397

Fair value of unreleased shares	$745,871	$605,456

If the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2019, the fair value of the 44,932 unreleased shares is $16.60 per share. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

In addition, effective July 2014, the Company provides post-retirement benefits to directors of the Company. The Company accounts for the policies in accordance with ASC 715-60 Defined Benefit Plans, which requires companies to recognize a liability and related compensation costs that provide a benefit to a director extending to post-retirement periods. The liability is recognized based on the substantive agreement with the director.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2019	2018
Change in benefit obligation:
Beginning of year	$487,077	$440,630
Service cost	10,114	11,965
Interest cost	22,557	12,687
Loss/(gain)	69,547	36,795
Benefits paid	(30,000)	(15,000)

End of year	$559,295	$487,077

Amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost consist of:

	2019	2018
Prior service cost	$25,280	$25,280
Net loss	$7,676	$3,622

The accumulated benefit obligation for the benefit plan was $559,295 and $473,884 at December 31, 2019, and December 31, 2018, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	2019	2018
Components of net periodic benefit cost:
Service cost	$10,114	$11,965
Interest Cost	22,557	12,687
Loss recognized	3,622	860
Prior service cost	25,280	25,280

	$61,573	$50,792

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The retiree accrued liability expected to be reversed from the plan as of December 31, 2019 and December 31, 2018 is as follows:

	2019	2018
One year or less	$30,000	$30,000
Over one year to two years	30,000	30,000
Over two years to three years	30,000	30,000
Over three years to four years	30,000	30,000
Over four years to five years	15,000	30,000
Thereafter	135,000	126,000

	$270,000	$276,000

Significant assumptions for the benefit plan liability include the following as of December 31, 2019 and 2018:

	2019	2018
Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	4.14%	3.47%

Note 14:	Operating Lease Income

The Company has two operating leases where it acts as lessor to two different tenants for office space. One lease expires in November 2021 and has three additional renewal options for five years each. The other lease expires in July 2020. Rental income for these leases was approximately $92,300 and $92,000 for the years ended December 31, 2019 and 2018, respectively.

Future minimum lease receipts under the operating leases are:

December 31, 2019
One year or less	$79,902
Over one year to two years	67,452
Over two years to three years	67,452
Over three years to four years	67,452
Over four years to five years	67,452
Thereafter	67,452

Total minimum lease receipts	$417,162

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 15:	Disclosures About Fair Value of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full-term of the assets or liabilities.

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Mortgage-backed securities of government sponsored entities	$6,733,213	$-	$6,733,213	$-
Mortgage servicing rights	1,213,815	-	-	1,213,815

December 31, 2018
Mortgage-backed securities of government sponsored entities	$630,361	$-	$630,361	$-
Mortgage servicing rights	1,252,740	-	-	1,252,740

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Cincinnati Bancorp
Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of loan balance, weighted average coupon, weighted average maturity, escrow payments, servicing fees, prepayment speeds, float, cost to service, ancillary income, and discount rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment. Management measures mortgage servicing rights through use of a third-party independent valuation. Inputs to the model are reviewed by management.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2019	2018
Fair value as of the beginning of the period	$1,252,740	$909,821
Recognition of mortgage servicing rights on the sale of loans	245,790	309,712
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(284,715)	33,207
Fair value at the end of the period	$1,213,815	$1,252,740

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Nonrecurring Measurements

The following table presents the fair value of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2019 and 2018:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2019

Collateral-dependent impaired loans	$51,568	$-	$-	$51,568

December 31, 2018

Collateral-dependent impaired loans	$744,381	$-	$-	$744,381

Collateral-dependent Impaired Loans

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2019 and 2018:

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
December 31, 2019
Mortgage servicing rights	$1,213,815	Discounted cash flow	Discount rate PSA prepayment speeds	10% 89%-173%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% (12%)

December 31, 2018
Mortgage servicing rights	$1,252,740	Discounted cash flow	Discount rate PSA prepayment speeds	10% 113%-218%

Impaired loans (collateral dependent)	$744,381	Market comparable properties	Marketability discount	10%-15% (12%)

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, Federal Home Loan Bank Stock and Interest Receivable

The carrying amount approximates fair value.

Loans Held for Sale

Fair value of loans held for sale is based on quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Loans

The estimated fair value of loans as of December 31, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair values at December 31, 2018 used an “entry price.” The fair value calculation for that date discounted estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. As a result, the fair value disclosures for December 31, 2019 and 2018 are not directly comparable.

Federal Home Loan Bank Lender Risk Account Receivable

The fair value of the Federal Home Loan Bank lender risk account receivable is estimated by discounting the estimated remaining cash flows of each strata of the receivable at current rates applicable to each strata for the same remaining maturities.

Deposits

Deposits include demand deposits and savings accounts. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Stock Subscription Proceeds in Escrow, Advances from Borrowers for Taxes and Insurance and Interest Payable

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2019 and 2018, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The following table presents estimated fair values of the Company’s financial instruments carried at cost at December 31, 2019 and 2018:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2019
Financial Assets:
Cash and cash equivalents	$37,735,266	$37,735,266	$-	$-
Loans held for sale	3,114,081	-	3,178,068	-
Loans, net of allowance for loan losses	179,332,026	-	-	175,117,724
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	624,333	-	624,333	-
Federal Home Loan Bank lender risk account receivable	1,713,240	-	-	1,820,707

Financial Liabilities:
Deposits	143,410,707	66,172,775	78,065,313	-
Federal Home Loan Bank advances	47,172,066	-	47,707,920	-
Stock subscription proceeds in escrow	23,407,011	23,407,011	-	-
Advances from borrowers for taxes and insurance	1,806,638	-	1,806,638	-
Interest payable	91,636	-	91,636	-

December 31, 2018
Financial Assets:
Cash and cash equivalents	$11,089,189	$11,089,189	$-	$-
Interest-bearing time deposits	200,000		200,000
Loans held for sale	1,282,000	-	1,307,890	-
Loans, net of allowance for loan losses	170,365,031	-	-	174,545,610
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	569,659	-	569,659	-
Federal Home Loan Bank lender risk account receivable	1,703,276	-	-	1,677,187

Financial Liabilities:
Deposits	142,391,756	61,842,846	80,152,017	-
Federal Home Loan Bank advances	28,580,438	-	28,460,471	-
Advances from borrowers for taxes and insurance	1,799,419	-	1,799,419	-
Interest payable	53,945	-	53,945	-

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 16:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

The dollar amount of commitments to fund fixed rate loans at December 31, 2019 and 2018 follows:

	December 31, 2019		December 31, 2018
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$3,917,445	3.5% - 5.125%	$2,566,950	4.625% - 6.00%

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Loan commitments outstanding at December 31, 2019 and 2018 were composed of the following:

	December 31, 2019	December 31, 2018
Commitments to originate loans	$761,055	$2,845,450
Forward sale commitments	7,031,526	3,848,950
Lines of credit	16,840,828	16,119,038

Subsequent Event

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company and, in particular, the collectability of the loan portfolio. The duration of these uncertainties and the ultimate financial effects cannot be reasonably estimated at this time.

Note 17:    Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. The computations are as follows for December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net income	$798,474	$2,301,322
Less allocation of earnings to participating securities	7,372	27,184
Net income allocated to common shareholders	791,102	2,274,138

Shares outstanding for basic earnings per share:
Shares issued	1,800,736	1,741,985
Less: Average unearned ESOP and unvested restricted stock	48,305	50,551
Weighted-average shares outstanding - basic	1,752,431	1,691,434

Basic earnings per common share	$0.45	$1.34

Effect of dilutive securities:
Weighted-average shares outstanding - basic	1,752,431	1,691,434
Stock options	25,938	3,825
Weighted-average shares outstanding - diluted	1,778,369	1,695,259

Diluted earnings per share	$0.44	$1.34

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 18:    Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the issuance or delivery to participants of up to 117,940 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 84,243 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 33,697 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

In June 2017, the Company granted stock options for 79,187 shares to members of the Board of Directors and certain members of management. Options granted in June 2017 have an exercise price of $9.55, as determined on the grant date and expire ten years from the grant date.

			Weighted- Average
			Remaining
		Weighted- Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
December 31, 2019
Outstanding, beginning of period	79,187	$9.55	8.50	$194,008
Granted	-	-
Exercised	(2,022)	$9.55
Forfeited	(4,718)	$9.55

Outstanding, end of period	72,447	$9.55	7.50	$521,618

Exercisable, end of period	28,979	$9.55	7.50	$208,647

December 31, 2018
Outstanding, beginning of period	79,187	$9.55	9.50	$69,685
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	79,187	$9.55	8.50	$194,008

Exercisable, end of period	15,837	$9.55	8.50	$38,802

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

In June 2017, the Company awarded 33,697 restricted shares to members of the Board of Directors and certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock granted to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Total compensation expense recognized in the income statement for share-based payment arrangements was $103,152 for each of the years ended December 31, 2019 and 2018.

As of December 31, 2019, there was approximately $257,900 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 19:     Multiemployer Defined Benefit Plan

In connection with the acquisition of Kentucky Federal Savings and Loan Association, Cincinnati Federal is now part of a multiple-employer pension plan that is considered a multiemployer plan for accounting purposes. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan) is a tax-qualified defined benefit plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple –employer plan under the Employee Retirement Income Security Act of 1974 and the IRC. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits of other participating employers. If Cincinnati Federal chooses to stop participating in this plan, it may be required to pay an amount based on the underfunded status of the plan, referred to as the withdrawal liability. Effective June 30, 2016, participation in the plan was frozen.

The funded status (market value divided by funding target) of the plan at June 30, 2019 and 2018 was 85.94% and 88.12%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $164,570,408 and $367,119,418 for the plan years ended June 30, 2018 and June 30, 2017. Cincinnati Federal’s contribution to the Pentegra DB Plan for the fiscal year ending December 31, 2018 are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ended June 30, 2018.

Accounting Standards Update 2011-09 requires the use of the most recently available annual return (Form 5500) to determine if an employer’s contributions represent more than 5% of total contributions to the Pentegra DB Plan. The 2017 Form 5500 is the most recently available annual report. The Schedule SB contains the total contributions to the Pentegra DB Plan for the year ending June 30, 2018. Cincinnati Federal’s contributions to the plan were $105,511 and $145,930 for the years ending December 31, 2019 and 2018, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Plan	Employer Identification	Company Contributions		FIP/RP Status Pending/	Expiration of Collective
Name	Number	2019	2018	Implemented	Bargaining Agreement
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888/333	$105,511	$145,930	No	Not applicable

Note 20:     Recent Accounting Pronouncements

Cincinnati Bancorp is an “emerging growth company,” as defined under the federal securities laws. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to the financial statements of public companies that comply with such new or revised accounting standards.

FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715)

The Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07 Compensation-Retirement Benefits in March 2017. The ASU applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed.

The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

FASB ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees.

The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today.

The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination.

ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For SEC filers that are Smaller Reporting Companies, all other public business entities, and other non-public entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 1 and 4.

FASB ASU 2016-02, Leases (Topic 842)

ASU No. 2016-02 was issued in February 2016 and requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

A lessee shall classify a lease as a finance lease if it meets any of the five listed criteria:

a.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
b.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
c.	The lease term is for the major part of the remaining economic life of the underlying asset.
d.	The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
e.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s consolidated financial position or results of operations since the Company does not have a material amount of lease agreements.

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Adoption of the standard did not have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 15.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 on January 1, 2019 did not have a material impact on the Company’s accounting and disclosures.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Note 21:     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

	Condensed Balance Sheet
	December 31,
	2019	2018
Assets

Cash and due from banks	$459,178	$285,544
Investment in bank subsidiary	23,396,464	23,040,821
Other assets	225,523	-

Total Assets	$24,081,165	$23,326,365

Liabilities

Other liabilities	$-	$184,942

Temporary Equity

ESOP shares subject to mandatory redemption	244,327	180,563

Stockholders' Equity	23,836,838	22,960,860

Total temporary equity and stockholders' equity	$24,081,165	$23,326,365

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Condensed Statement of Income and Comprehensive Income

	For the Year Ended December 31,
	2019	2018
Dividend income	$750,000	$-
Gain on merger	-	2,192,340
Total income	750,000	2,192,340

Merger-related expenses	18,000	576,960
Other noninterest expenses	262,666	229,924

Total noninterest expense	280,666	806,884

Income before federal income tax benefits and equity in undistributed income of the subsidiary	469,334	1,385,456

Federal income tax benefits	102,907	50,980

Equity in undistributed income of subsidiary	226,233	864,886

Net Income	$798,474	$2,301,322

Comprehensive Income	$759,927	$2,292,926

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2019 and 2018

Condensed Statement of Cash Flows

	For the Year Ended December 31,
	2019	2018
Operating Activities

Net income	$798,474	$2,301,322

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(226,233)	(864,886)
Gain on merger	-	(2,192,340)
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	(398,607)	256,565

Net cash provided by (used in) operating activities	173,634	(499,339)

Net change in cash and due from banks	173,634	(499,339)

Cash and due from banks at beginning of year	285,544	784,883

Cash and due from banks at end of year	$459,178	$285,544