Form 10-Q
period 2020-03-31
Cincinnati Bancorp, Inc.
filed 2020-05-15
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The number of outstanding shares of the registrant’s common stock as of May 13, 2020 was 2,975,625.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2020 (Unaudited) and December 31, 2019

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and due from banks	$2,338,698	$2,348,157
Interest-bearing demand deposits in banks	10,169,820	31,622,109
Federal funds sold	3,152,000	3,765,000

Cash and cash equivalents	15,660,518	37,735,266

Interest-bearing time deposits	1,750,000	-
Available-for-sale securities	6,243,334	6,733,213
Loans held for sale	9,523,196	3,114,081
Loans, net of allowance for loan losses of $1,472,545 and $1,407,545, respectively	179,951,297	179,332,026
Premises and equipment, net	3,509,366	3,354,447
Federal Home Loan Bank stock	2,731,500	2,657,400
Interest receivable	595,804	624,333
Mortgage servicing rights	1,085,493	1,213,815
Federal Home Loan Bank lender risk account receivable	1,630,122	1,713,240
Bank-owned life insurance	4,108,846	4,086,645
Other assets	810,359	1,237,095

Total assets	$227,599,835	$241,801,561

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$29,067,612	$28,658,432
Savings	39,825,487	37,514,343
Certificates of deposit	73,954,294	77,237,932
Total deposits	142,847,393	143,410,707

Federal Home Loan Bank advances	43,673,224	47,172,066
Stock subscription proceeds in escrow	-	23,407,011
Advances from borrowers for taxes and insurance	1,302,814	1,806,638
Interest payable	85,407	91,636
Directors deferred compensation	580,699	559,295
Deferred tax liabilities	445,243	478,654
Other liabilities	754,482	794,389

Total liabilities	189,689,262	217,720,396

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	-	244,327

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 14,000,000 shares, $0.01 par value,2,975,625 and 2,972,391 issued and outstanding March 31, 2020 and December 31, 2019 respectively (1)	29,756	29,607
Additional paid-in capital	23,187,302	7,529,850
Unearned ESOP shares	(1,750,797)	(449,313)
Retained earnings - substantially restricted	16,791,634	17,017,683
Accumulated other comprehensive loss	(347,322)	(290,989)

Total stockholders' equity	37,910,573	23,836,838

Total liabilities, temporary equity, and stockholders' equity	$227,599,835	$241,801,561

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Interest and Dividend Income
Loans, including fees	$2,011,365	$1,949,112
Securities	26,718	3,730
Dividends on Federal Home Loan Bank stock and other	85,359	79,716
Total interest and dividend income	2,123,442	2,032,558

Interest Expense
Deposits	503,104	447,595
Federal Home Loan Bank advances	248,382	174,486
Total interest expense	751,486	622,081

Net Interest Income	1,371,956	1,410,477

Provision for Loan Losses	65,000	-

Net Interest Income After Provision for Loan Losses	1,306,956	1,410,477

Noninterest Income
Gain on sales of loans	438,354	177,951
Mortgage servicing fees (costs)	(103,514)	89,711
Other	192,743	185,359
Total noninterest income	527,583	453,021

Noninterest Expense
Salaries and employee benefits	1,300,774	989,831
Occupancy and equipment	151,066	156,869
Directors compensation	45,750	54,060
Data processing	121,258	175,028
Professional fees	71,729	73,765
Franchise tax	55,658	48,771
Deposit insurance premiums	-	14,799
Advertising	67,639	40,281
Software licenses	32,971	28,831
Loan costs	68,153	79,596
Merger-related expenses	-	18,000
Other	219,005	211,683
Total noninterest expense	2,134,003	1,891,514

Loss Before Benefit for Income Taxes	(299,464)	(28,016)

Benefit for Income Taxes	(73,415)	(19,915)

Net Loss	$(226,049)	$(8,101)

Loss per common share - basic and diluted	$(0.08)	$-
Weighted-average shares outstanding - basic and diluted (1)	2,875,406	2,856,000

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Loss

Three Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net Loss	$(226,049)	$(8,101)

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(58,952)	759
Tax benefit (expense)	12,380	(159)
Changes in directors' retirement plan prior service costs	(12,355)	(10,161)
Tax benefit	2,594	2,125
Other comprehensive loss	(56,333)	(7,436)

Comprehensive Loss	$(282,382)	$(15,537)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Common	Additional Paid-in	Unearned	Retained	Accumulated Other Comprehensive	Total Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months ended March 31, 2019 (unaudited)
Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

ESOP shares subject to mandatory redemption	-	(13,306)	-	-	-	(13,306)

ESOP shares earned	-	3,111	11,233	-	-	14,344

Stock based compensation expense	-	25,791	-	-	-	25,791

Net loss	-	-	-	(8,101)	-	(8,101)

Other comprehensive loss	-	-	-	-	(7,436)	(7,436)

Balance, March 31, 2019	$29,593	$7,474,341	$(483,012)	$16,211,108	$(259,878)	$22,972,152

For the Three Months ended March 31, 2020 (unaudited)
Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,683	$(290,989)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	-	-	14,284,580

Contribution by CF Mutual Holding Company		50,000	-	-	-	50,000

Exchange of common stock	(29,607)	-	-	-	-	(29,607)

ESOP shares earned	-	4,467	20,886	-	-	25,353

Stock-based compensation expense	-	25,791	-	-	-	25,791

Net loss	-	-	-	(226,049)	-	(226,049)

Other comprehensive loss	-	-	-	-	(56,333)	(56,333)

Balance, March 31, 2020	$29,756	$23,187,302	$(1,750,797)	$16,791,634	$(347,322)	$37,910,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019 (Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(226,049)	$(8,101)
Items not requiring (providing) cash:
Depreciation and amortization	52,371	47,226
Provision for loan losses	65,000	-
Amortization of premiums and discounts on securities, net	7,454	2,281
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	1,158	1,157
Change in deferred income taxes	19,586	5,941
Gain on sale of loans	(438,354)	(177,951)
Proceeds from the sale of loans held for sale	23,373,661	9,924,329
Origination of loans held for sale	(29,344,422)	(12,382,510)
Earnings on cash surrender value of bank-owned life insurance	(22,201)	(22,913)
Stock-based compensation expense	25,791	25,791
ESOP shares earned	25,353	14,344
Changes in:
Interest receivable	28,529	(12,688)
Mortgage servicing rights	128,322	(53,787)
Federal Home Loan Bank lender risk account receivable	83,118	87,990
Other assets	426,736	(138,129)
Interest payable	(6,229)	16,221
Other liabilities	(68,879)	(134,852)
Net cash used in operating activities	(5,869,055)	(2,805,651)

Investing Activities
Net change in interest-bearing deposits	(1,750,000)	-
Proceeds from maturities of available-for-sale securities	423,471	63,367
Purchase of Federal Home Loan Bank stock	(74,100)	-
Net change in loans	(684,271)	(5,116,851)
Purchase of premises and equipment	(207,290)	(61,820)
Net cash used in investing activities	(2,292,190)	(5,115,304)

Financing Activities
Net decrease in deposits	(23,970,325)	(1,009,725)
Proceeds from stock issuance	14,060,646	-
Proceeds from Federal Home Loan Bank advances	-	24,342,000
Repayment of Federal Home Loan Bank advances	(3,500,000)	(15,143,000)
Net increase in advances from borrowers for taxes and insurance	(503,824)	(530,977)
Net cash provided by (used in) financing activities	(13,913,503)	7,658,298

Decrease in Cash and Cash Equivalents	(22,074,748)	(262,657)
Cash and Cash Equivalents, Beginning of Period	37,735,266	11,089,189
Cash and Cash Equivalents, End of Period	$15,660,518	$10,826,532

Supplemental Cash Flows Information
Interest paid	$757,715	$638,302
Real estate acquired in settlement of loans	-	48,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Bancorp”), the predecessor to Cincinnati Bancorp, Inc. was the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana.

On October 14, 2015, the Bank had reorganized into the mutual holding company structure. As part of the reorganization, the Bancorp sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Bancorp’s parent mutual holding company.

On December 20, 2019, the Bancorp’s shareholders approved a plan of conversion and reorganization, whereby CF Mutual Holding Company and Cincinnati Bancorp would convert and reorganize from the mutual holding company structure to the stock holding company structure. The conversion and reorganization were completed effective January 22, 2020, whereby Cincinnati Bancorp, Inc., a Maryland corporation and successor to the Bancorp (“Company”), sold a total of 1,652,960 shares of common stock at a price of $10.00 per share in the subscription offering, which included 132,237 shares sold to Cincinnati Federal’s Employee Stock Ownership Plan, and issued 1,322,665 shares of common stock in exchange for the outstanding shares of common stock of the Bancorp owned by stockholders other than CF Mutual Holding Company. The exchange ratio for previously held shares of Cincinnati Bancorp was 1.6351 as applied in the conversion offering. References herein to the “Company” include Cincinnati Bancorp, Inc. and Cincinnati Bancorp before completion of the conversion.

The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s revenue from contracts with customers is recognized within noninterest income.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Service charges on deposits are withdrawn from the customer's account balance. Service charges are recorded in other noninterest income.

Interchange income: The Company earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represent a percentage of the underlying transaction value and is recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees is processed through noninterest income. Interchange fees are recorded in other noninterest income.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim unaudited condensed financial statements as of March 31, 2020, and for the three months ended March 31, 2020 and 2019 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months March 31, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

The accompanying condensed consolidated financial statements as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with the audited financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, lender reserve account and fair values of financial instruments.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2:	Securities

Available-for-sale securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

March 31, 2020 (unaudited):
Mortgage-backed securities of government sponsored entities	$6,309,523	$166	$(66,355)	$6,243,334

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$6,740,450	$7,335	$(14,572)	$6,733,213

The Company had no sales of investment securities during the three-month periods ended March 31, 2020 and 2019. The Company had not pledged any of its investment securities as of March 31, 2020 or December 31, 2019.

The amortized cost and fair value of available-for-sale securities at March 31, 2020 and December 31, 2019, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	March 31, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities of government sponsored entities	$6,309,523	$6,243,334	$6,740,450	$6,733,213

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2020 and December 31, 2019 was $6,226,797 and $5,814,388, respectively, which was approximately 99.7% and 86%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at March 31, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2020:
Mortgage-backed securities of government sponsored entities	$6,036,218	$(62,225)	$190,579	$(4,130)	$6,226,797	$(66,355)

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$5,582,540	$(14,154)	$231,848	$(418)	$5,814,388	$(14,572)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2020 and December 31, 2019 include:

	March 31,	December 31,
	2020	2019
	(Unaudited)
One to four family mortgage loans - owner occupied	$91,359,451	$91,919,064
One to four family - investment	13,216,691	12,846,342
Multi-family mortgage loans	37,286,217	36,628,238
Nonresidential mortgage loans	24,340,792	23,377,598
Construction and land loans	6,070,190	5,329,188
Real estate secured lines of credit	10,382,236	10,029,917
Commercial loans	802,454	557,268
Other consumer loans	592,974	863,546
Total loans	184,051,005	181,551,161

Less:
Net deferred loan costs	(454,319)	(482,681)
Undisbursed portion of loans	3,081,482	1,294,271
Allowance for loan losses	1,472,545	1,407,545

Net loans	$179,951,297	$179,332,026

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2020 and 2019 and the year ended December 31, 2019:

	At or For the Three Months Ended March 31, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	(105,971)	72,679	(43,642)	139,167	11,994	(6,125)	4,993	(8,095)	65,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$218,676	$154,898	$480,541	$416,193	$81,451	$99,062	$16,401	$5,323	$1,472,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$197,954	$146,885	$480,541	$416,193	$81,451	$99,062	$16,401	$5,323	$1,443,810
Loans:
Ending balance	$91,359,451	$13,216,691	$37,286,217	$24,340,792	$6,070,190	$10,382,236	$802,454	$592,974	$184,051,005

Ending balance: Individually evaluated for impairment	$1,109,116	$752,219	$504,648	$52,048	$-	$72,565	$-	$-	$2,490,596

Ending balance: Collectively evaluated for impairment	$90,250,335	$12,464,472	$36,781,569	$24,288,744	$6,070,190	$10,309,671	$802,454	$592,974	$181,560,409

	For the Three Months Ended March 31, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2019
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(117,552)	(32,786)	299,799	94,688	(30,730)	(191,686)	2,407	860	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$303,925	$74,206	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,378,810
Loans:
Ending balance	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Ending balance: Individually evaluated for impairment	$1,115,573	$760,733	$507,066	$56,190	$-	$81,505	$-	$-	$2,521,067

Ending balance: Collectively evaluated for impairment	$90,803,491	$12,085,609	$36,121,172	$23,321,408	$5,329,188	$9,948,412	$557,268	$863,546	$179,030,094

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Doubtful (7) loans have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be realized in the future.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$90,726,663	$12,495,941	$36,915,820	$23,790,753	$6,070,190	$10,224,400	$802,454	$592,974	$181,619,195
Special mention	-	541,418	-	550,039	-	-	-	-	1,091,457
Substandard	632,788	179,332	370,397	-	-	157,836	-	-	1,340,353
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,359,451	$13,216,691	$37,286,217	$24,340,792	$6,070,190	$10,382,236	$802,454	$592,974	$184,051,005

	December 31, 2019
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$91,281,765	$12,115,427	$36,256,469	$22,813,758	$5,329,188	$9,870,477	$557,268	$863,546	$179,087,898
Special mention	-	548,876	-	563,840	-	-	-	-	1,112,716
Substandard	637,299	182,039	371,769	-	-	159,440	-	-	1,350,547
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2020.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2020 and December 31, 2019:

	March 31, 2020 (Unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$349,896	$-	$110,474	$460,370	$90,899,081	$91,359,451	$-
One to four family - investment	-	-	-	-	13,216,691	13,216,691	-
Multi-family mortgage loans	297,625	-	-	297,625	36,988,592	37,286,217	-
Nonresidential mortgage loans	-	-	-	-	24,340,792	24,340,792	-
Construction & land loans	-	-	-	-	6,070,190	6,070,190	-
Real estate secured lines of credit	27,759	-	-	27,759	10,354,477	10,382,236	-
Commercial loans	-	-	-	-	802,454	802,454	-
Other consumer loans	210,486	-	-	210,486	382,488	592,974	-

Total	$885,766	$-	$110,474	$996,240	$183,054,765	$184,051,005	$-

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$110,934	$110,934	$91,808,130	$91,919,064	$-
One to four family - investment	-	-	-	-	12,846,342	12,846,342	-
Multi-family mortgage loans	-	-	-	-	36,628,238	36,628,238	-
Nonresidential mortgage loans	-	-	-	-	23,377,598	23,377,598	-
Construction & land loans	-	-	-	-	5,329,188	5,329,188	-
Real estate secured lines of credit	97,679	-	-	97,679	9,932,238	10,029,917	-
Commercial loans	-	-	-	-	557,268	557,268	-
Other consumer loans	-	-	-	-	863,546	863,546	-

Total	$97,679	$-	$110,934	$208,613	$181,342,548	$181,551,161	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and also include loans modified in troubled debt restructurings (“TDRs”).

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at March 31, 2020, March 31, 2019 and December 31, 2019:

	March 31, 2020 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,048,425	$1,048,425	$-	$1,051,353	$13,131
One- to four-family - investment	370,006	370,006	-	372,052	6,092
Multi-family mortgage loans	504,648	504,648	-	505,914	9,231
Nonresidential mortgage loans	52,048	52,048	-	54,030	773
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	72,565	72,565	-	79,250	1,302
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	60,691	81,413	20,722	81,548	274
One- to four-family - investment	382,213	390,225	8,013	392,357	5,647
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,490,596	$2,519,330	$28,735	$2,536,504	$36,450

	March 31, 2019 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$915,699	$915,699	$-	$917,488	$8,043
One- to four-family - investment	311,555	311,555	-	313,561	4,713
Multi-family mortgage loans	513,276	513,276	-	513,940	7,027
Nonresidential mortgage loans	147,414	147,414	-	149,226	1,233
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	47,160	47,160	-	48,036	709
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One- to four-family - investment	379,301	412,985	33,684	415,757	5,497
Multi-family mortgage loans	106,045	115,100	9,055	115,632	1,878
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,420,450	$2,463,189	$42,739	$2,473,640	$29,100

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,054,515	$1,054,515	$-	$1,077,076	$52,394
One- to four-family - investment	374,389	374,389	-	383,268	21,191
Multi-family mortgage loans	507,066	507,066	-	510,866	43,647
Nonresidential mortgage loans	56,190	56,190	-	75,260	4,583
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	81,505	81,505	-	86,326	5,416
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	61,058	81,780	20,722	79,941	1,170
One- to four-family - investment	386,344	394,357	8,013	401,718	19,965
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,521,067	$2,549,802	$28,735	$2,614,455	$148,366

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at March 31, 2020 and December 31, 2019. This table excludes accruing TDRs, which totaled $1,436,000 and $1,445,000 at March 31, 2020 and December 31, 2019, respectively.

	March 31,	December 31,
	2020	2019
(Unaudited)
One- to four-family mortgage loans	$110,474	$110,934
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	-

Total	$110,474	$110,934

At March 31, 2020, the Company had one loan with a balance of $2,400 that was modified in a TDR and that was impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs at March 31, 2020. The following table presents the new classified TDR’s at December 31, 2019:

December 31, 2019
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	3	$266,418	$240,926
Residential 1-4 family - investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	1	-	40,627
Commercial loans	-	-	-
Consumer loans	-	-	-

	4	$266,418	$281,553

Newly classified TDRs, by type of modification, are as follows for December 31, 2019:

December 31, 2019
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$-	$-	$240,926	$240,926
Residential 1-4 family -investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,627	-	-	40,627
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-

	$40,627	$-	$240,926	$281,553

There were no TDRs modified during the three months ended March 31, 2020 that subsequently defaulted. As of March 31, 2020, borrowers with loans designated as TDRs totaling $931,000 of residential real estate loans and $505,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2020, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at March 31, 2020 or December 31, 2019. There was one consumer mortgage loan in process of foreclosure at March 31, 2020 with a total net loan balance of $51,600.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three month periods ended March 31, 2020 and 2019 are as follows:

	Three Months March 31,
	2020	2019
	(Unaudited)
Net loss	$(226,049)	$(8,101)
Less allocation of net loss to participating securities	-	-
Net loss allocated to common shareholders	(226,049)	(8,101)

Shares outstanding for basic loss per share (1):
Shares issued	2,949,432	2,936,819
Less: Average unearned ESOP shares	74,026	80,820

Weighted-average shares outstanding - basic	2,875,406	2,855,999

Basic loss per common share	$(0.08)	$-

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,875,406	2,855,999
Stock options	-	-
Weighted-average shares outstanding - diluted	2,875,406	2,855,999

Diluted loss per share	$(0.08)	$-

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at March 31, 2020.

As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2020 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$32,599	20.1%	$12,948	8.0%	$16,185	10.0%

Tier I capital (to risk-weighted assets)	31,126	19.2%	9,711	6.0%	12,948	8.0%

Common Equity Tier I capital (to risk-weighted assets)	31,126	19.2%	7,283	4.5%	10,520	6.5%

Tier I capital (to adjusted total assets)	31,126	13.6%	9,180	4.0%	11,475	5.0%

As of December 31, 2019

Total risk-based capital (to risk-weighted assets)	$24,898	16.3%	$12,204	8.0%	$15,255	10.0%

Tier I capital (to risk-weighted assets)	23,490	15.4%	9,153	6.0%	12,204	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,490	15.4%	6,865	4.5%	9,916	6.5%

Tier I capital (to adjusted total assets)	23,490	10.2%	9,183	4.0%	11,478	5.0%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2020 (Unaudited)
Mortgage-backed securities of government sponsored entities	$6,243,334	$-	$6,243,334	$-
Mortgage servicing rights	1,085,493	-	-	1,085,493
December 31, 2019
Mortgage-backed securities of government sponsored entities	$6,733,213	$-	$6,733,213	$-
Mortgage servicing rights	1,213,815	-	-	1,213,815

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Fair value as of the beginning of the period	$1,213,815	$1,252,740
Recognition of mortgage servicing rights on the sale of loans	41,532	19,154
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(169,854)	34,633

Fair value at the end of the period	$1,085,493	$1,306,527

Mortgage servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Nonrecurring Measurements

The Company had one collateral-dependent loan measured at fair value on a nonrecurring basis with a balance of $51,568 at both March 31, 2020 and December 31, 2019.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2020 (Unaudited)
Mortgage servicing rights	$1,085,493	Discounted cash flow	Discount rate PSA prepayment speeds	10% 110-230%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% 12%

December 31, 2019
Mortgage servicing rights	$1,213,815	Discounted cash flow	Discount rate PSA prepayment speeds	10% 89%-173%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% 12%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

The estimated fair value of loans as of March 31, 2020 follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors.

Federal Home Loan Bank Lender Risk Account Receivable

The fair value of the Federal Home Loan Bank lender risk account receivable is estimated by discounting the estimated remaining cash flows of each strata of the receivable at current rates applicable to each strata for the same remaining maturities.

Deposits

Deposits include demand deposits and savings accounts. The fair value is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of a similar structure. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2020 and December 31, 2019, the fair value of commitments was not material.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2020 (Unaudited)
Financial Assets:
Cash and cash equivalents	$15,660,518	$15,660,518	$-	$-
Interest-bearing time deposits	1,750,000	-	1,750,000	-
Loans held for sale	9,523,196	-	9,768,660	-
Loans, net of allowance for loan losses	179,951,297	-	-	178,421,711
Federal Home Loan Bank stock	2,731,500	-	2,731,500	-
Interest receivable	595,804	-	595,804	-
Federal Home Loan Bank lender risk account receivable	1,630,122	-	-	1,866,762

Financial Liabilities:
Deposits	142,847,393	68,893,099	76,149,428	-
Federal Home Loan Bank advances	43,673,224	-	45,521,783	-
Advances from borrowers for taxes and insurance	1,302,814	-	1,302,814	-
Interest payable	85,407	-	85,407	-

December 31, 2019
Financial Assets:
Cash and cash equivalents	$37,735,266	$37,735,266	$-	$-
Loans held for sale	3,114,081	-	3,178,068	-
Loans, net of allowance for loan losses	179,332,026	-	-	175,117,724
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	624,333	-	624,333	-
Federal Home Loan Bank lender risk account receivable	1,713,240	-	-	1,820,707

Financial Liabilities:
Deposits	143,410,707	66,172,775	78,065,313	-
Federal Home Loan Bank advances	47,172,066	-	47,707,920	-
Stock subscription proceeds in escrow	23,407,011	23,407,011	-
Advances from borrowers for taxes and insurance	1,806,638	-	1,806,638	-
Interest payable	91,636	-	91,636	-

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

Commitments to fund fixed rate loans at March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020		December 31, 2019
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$33,437,170	2.75% - 3.875%	$3,917,445	3.5% - 5.125%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at March 31, 2020 and December 31, 2019, including commitments for fixed-rate loans shown above, were composed of the following:

	March 31,	December 31,
	2019	2019
	(Unaudited)
Commitments to originate loans for portfolio	$674,000	$761,055
Forward sale commitments	42,960,366	7,031,526
Lines of credit	16,876,597	16,840,828

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
	2020	2019
	(Unaudited)
Net unrealized loss on available for sale securities	$(66,189)	$(7,237)

Directors' retirement plan	(373,459)	(361,104)
	(439,648)	(368,341)

Tax benefit	(92,326)	(77,352)

Net of tax amount	$(347,322)	$(290,989)

NOTE 9:	Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the issuance or delivery to participants of up to 192,843 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 137,745 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 55,098 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

In June 2017, the Company granted stock options for 129,478 shares to members of the Board of Directors and certain members of management. Options granted in June 2017 have an exercise price of $5.84, as determined on the grant date and expire ten years from the grant date.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plan was as follows for the three months ended March 31, 2020 and 2019:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
March 31, 2020
Outstanding, beginning of period	118,458	$5.84	7.50	$521,618
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	118,458	$5.84	7.25	$273,638

Exercisable, end of period	47,383	$5.84	7.25	$109,455

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
March 31, 2019
Outstanding, beginning of period (1)	129,479	$5.84	8.50	$194,008
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	129,479	$5.84	8.25	$293,072

Exercisable, end of period	25,896	$5.84	8.25	$58,614

(1)	Share amounts related to periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

In June 2017, the Company awarded 55,098 restricted shares to members of the Board of Directors and certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock granted to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2020 and 2019, was $25,791 and $25,791, respectively.

As of March 31, 2020, there was approximately $232,100 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.25 years.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10:	Recent Accounting Pronouncements

Cincinnati Bancorp, Inc. is an “emerging growth company.” As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to the financial statements of public companies that comply with such new or revised accounting standards.

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU No. 2016-13 for certain companies. No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers that are not small reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 4.

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, FASB approved a final ASU delaying the effective date for nonpublic business entities. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s consolidated financial position or results of operations since the Company does not have a material amount of lease agreements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Adoption of ASU 2016-01 did not have a significant impact on the Company’s fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three ended March 31, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2019, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Cautionary Note Regarding Forward –Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q except as may be required by applicable law or regulation.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2019.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Coronavirus (COVID-19) Impact

As a result of the spread of the coronavirus (COVID-19) pandemic, economic uncertainties have arisen which may negatively affect the financial position, results of operations and cash flows of the Company and, in particular, the collectability of the loan portfolio. The duration of these uncertainties and the ultimate financial effects cannot be reasonably estimated at this time.

Loan Modifications

Beginning in March, we began receiving requests from our borrowers for loan deferrals. These modifications for our portfolio loans are for the deferral of principal and interest up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request is evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continues to accrue during the deferral period. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. Collectability of accrued interest will be evaluated on a case-by-case basis once the deferral period is ended. At this time, it is uncertain what the potential impact of loan deferrals will have on the financial position, results of operations and the allowance for loan losses. The following table shows the coronavirus payment deferral modifications for loans held in portfolio approved as of May 2020:

	Recorded	Number
	Balance	of Accounts
One to four family mortgage loans - owner occupied	$4,915,905	30
One to four family mortgage loans - investment	2,081,443	14
Multifamily	7,807,829	9
Nonresidential	3,686,693	9
Land	241,675	1

Loan payment deferral modifications	$18,733,545	63

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. At this time, it is uncertain what the potential impact of loan deferrals for sold loans will have on our financial position. The following table shows the coronavirus payment deferral modifications approved for loans sold as of May 2020:

	Recorded	Number
	Investor Balance	of Accounts
FHLB -Cincinnati	$1,536,596	9
Freddie Mac	1,724,739	14

Total	$3,261,335	23

Paycheck Protection Act

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through June 30, 2020. We began accepting applications on April 27, 2020. As of that date we had processed nineteen PPP loans totaling $579,600. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of March 31, 2020 as a result of the decrease in market interest rates in response to COVID-19. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future decreases in the fair value of our MSRs.

Financial position and results of operations

Pertaining to our March 31, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan losses (“ALL”). While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. Given that the economy has deteriorated significantly since the pandemic was declared in early March, our need for additional reserve for loan loss increased. Should economic conditions worsen, we could experience further increases in our allowance for loan losses and record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected customers to waive fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc.  These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact is likely to impact our fee income in future periods.

Capital and liquidity

As of March 31, 2020, all of our capital ratios were in excess of all regulatory requirements.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

We maintain access to multiple sources of liquidity.  Wholesale funding sources, particularly the FHLB and National CD Rateline, have remained open to us.  If funding costs become elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Our processes, controls and business continuity plan

Following guidance from the Governor of the State of Ohio, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  Due to the nature of their functions, a few employees continue to operate from physical Company locations, while effectively employing social distancing standards.   We do not anticipate incurring additional material cost related to our continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.   Our management team continues to meet daily to anticipate and respond to any future COVID-19 interruptions or developments.  As of March 31, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately retail residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2020, the Company had no loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries.

Comparison of Financial Condition at March 31, 2020 and December 31, 2019

Total Assets. Total assets were $227.6 million at March 31, 2020, a decrease of $14.2 million, or 5.9%, from the $241.8 million at December 31, 2019. The decrease resulted primarily from a decrease in cash and cash equivalents of $22.1 million, which was partially offset by an increase of $6.4 million in loans held for sale at March 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents decreased $22.1 million, or 58.5%, to $15.7 million at March 31, 2020. The Company completed the second-step common stock offering effective January 22, 2020, which resulted in net offering proceeds of $14.1 million. The decrease in cash and cash equivalents was primarily attributable to the Company’s return of $9.8 million in stock subscription proceeds received during the subscription period in excess of the maximum offering amount. Additionally, deployment of these funds was reflected in a $6.4 million increase in loans held for sale, a repayment of $3.5 million in FHLB advances and an increase of $1.8 million in interest-bearing time deposits at March 31, 2020.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $1.8 million at March 31, 2020, a 100.0% increase compared to December 31, 2019, as management elected to invest funds from the common stock offering into short-term deposits yielding 1.81%.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $490,000 or 7.3%, to $6.2 million at March 31, 2020 from $6.7 million at December 31, 2019, due primarily to principal repayments during the quarter.

Net Loans. Net loans increased $619,000, or 0.3%, to $180.0 million at March 31, 2020 from $179.3 million December 31, 2019. Total gross loans increased $2.5 million, or 1.4%, during the three months ended March 31, 2020, and this increase was partially offset by an increase in undisbursed funds on construction loans of $1.8 million. The largest increases in our loan portfolio were $963,000 in the nonresidential loans, $741,000 in construction and land loans and $658,000 in multifamily loans. Loan portfolio growth was partially offset by a decline in residential loans of $560,000. This loan growth reflects our strategy to grow the portfolio through loan originations and purchases primarily with adjustable-rate loans and mitigate interest rate risk on the balance sheet.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $6.4 million, or 205.8%, to $9.5 million at March 31, 2020 from $3.1 million at December 31, 2019, as a result of increased origination of loans to be sold due primarily to declining mortgage interest rates. If the low interest rate environment continues, we would expect to continue to experience increased origination activity in future periods.

During the three months ended March 31, 2020, we sold $23.4 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Recent economic events, including two reductions in interest rates by the Federal Reserve Board, in its efforts to address the overall economic slowdown brought about by the Covid-19 pandemic, have reduced mortgage interest rates and have had a favorable impact on our originations of mortgage loans, which we have classified as held for sale to the secondary market. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income, particularly if the prevailing low interest rate environment persists. During the quarter ended March 31, 2020, we hired an additional four mortgage loan officers and four lending support personnel.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, decreased $128,000, or 10.6%, to $1.1 million at March 31, 2020, from $1.2 million at December 31, 2019. The appraised fair value of our mortgage servicing rights was adversely impacted by the increased prepayment speed assumptions used in the appraisal as a result of the current low interest rate environment. The balance of mortgages serviced was $104.0 million at March 31, 2020 compared to $103.9 at December 31, 2019. The value of the mortgage servicing rights decreased 12 basis points during the quarter ended March 31, 2020.

Deposits. Deposits decreased $563,000, or 0.4%, to $142.8 million at March 31, 2020 from $143.4 million at December 31, 2019. Core deposits, defined as demand and savings accounts, increased $2.7 million, or 4.1%, to $68.9 million at March 31, 2020 from $66.2 million at December 31, 2019. The increase was primarily the result of deposit shifts from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances. Time deposits decreased $3.3 million, or 4.3%, to $74.0 million at March 31, 2020 from $77.2 million at December 31, 2019. Certificates originated through the National CD Rateline service decreased $1.0 million to $5.8 million at March 31, 2020, and are included in the decrease in time deposits noted above.

During the three months ended March 31, 2020, management continued its strategy of pursuing growth in lower cost core deposits. The Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March as we closed the lobbies in our branch offices due to the COVID-19 pandemic. We expect to resume this program once we are able to re-open our office lobbies to customers.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $3.5 million, or 7.4%, to $43.7 million at March 31, 2020. The decrease in FHLB advances is part of management’s strategy to reduce wholesale funding when appropriate.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds held in escrow of $23.4 million as of December 31, 2019, was eliminated with the closing of the conversion on January 22, 2020. As previously disclosed, $9.8 million of these funds were returned to potential investors due to the over-subscription in excess of the maximum offering amount and the remainder was transferred to stockholders’ equity.

Stockholders’ Equity. Stockholders’ equity increased $14.1 million, or 59.0%, to $37.9 million at March 31, 2020 from $23.8 million at December 31, 2019. The increase was primarily due to the $14.1 million net proceeds from the stock offering, which was partially offset by a net loss of $226,000 for the three-month period ended March 31, 2020.

Comparison of Operating Results for the Three Months Ended March 31, 2020 and March 31, 2019

General. The Company recorded a net loss of $226,000 for the quarter ended March 31, 2020, an increased loss of $218,000 compared to the net loss of $8,000 reported for the quarter ended March 31, 2019. The increase in net loss was primarily due to a $39,000 decrease in net interest income, a $193,000 decrease in mortgage servicing fees, a $65,000 increase in the provision for loan losses and a $242,000 increase in noninterest expense, which were partially offset by a $260,000 increase in gain on sale of loans and a $54,000 increase in the federal income tax credits.

Interest and Dividend Income. Interest income increased $91,000, or 4.5%, to $2.1 million for the quarter ended March 31, 2020 compared to the comparable quarter in 2019. Interest income on loans increased $62,000, or 3.2%, to $2.0 million as of March 31, 2020. The average balance of loans during the three months ended March 31, 2020 increased $13.5 million to $186.4 million, compared to the three months ended March 31, 2019. The increase in average loans outstanding was primarily concentrated in the loans held for sale, multi-family residential and nonresidential mortgage portfolios. The average yield on loans decreased 19 basis points to 4.32% for the three months ended March 31, 2020 from 4.51% for the three months ended March 31, 2019, primarily due to the decrease in market interest rates.

Interest income on securities increased $23,000, or 616.3%, for the three months ended March 31, 2020. The average balance of securities increased $5.4 million to $6.0 million at March 31, 2020. The yield on securities decreased 91 basis points due to lower market interest rates. Interest income on other interest-earning assets increased $5,000, or 6.3%. The average balance on other interest-earning assets increased $13.5 million. The yield on other interest-bearing assets decreased 174 basis points due primarily to a lower dividend rate paid on FHLB stock and the decline in market interest rates.

Interest Expense. Total interest expense increased $129,000, or 20.8%, to $751,000 for the quarter ended March 31, 2020 from $622,000 for the quarter ended March 31, 2019. Interest expense on deposit accounts increased $56,000, or 12.4%, to $503,000 for the quarter ended March 31, 2020 from $448,000 for the quarter ended March 31, 2019. The increase in deposit expense between comparable quarters in 2019 from 2018 was primarily due to an $8.4 million increase in average interest-bearing deposit accounts, and an eight basis point increase in average cost.

Interest expense on savings increased $13,000, or 34.2%, during the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019, due to the offering of a higher-yielding savings account to attract retail deposits. The average balance of savings accounts increased $3.1 million. Interest expense on interest-bearing demand accounts decreased $1,000 to $31,000 for the quarter ended March 31, 2020. The average balances in interest-bearing demand accounts increased $8.5 million during the three months ended March 31, 2020 compared to March 31, 2019. Interest expense on certificates of deposit increased $43,000, or 11.4%. The average cost of certificates increased 31 basis points to 2.23% primarily due to the increase in certificate of deposit rates in the local market. The average balance on certificates of deposit decreased $3.3 million to $75.5 million at March 31, 2020.

Interest expense on FHLB advances increased $74,000, or 42.4%, to $248,000 for the quarter ended March 31, 2020 from $174,000 for the quarter ended March 31, 2019. The average balance of advances increased $11.6 million, or 35.0%, for the quarter ended March 31, 2020. The average cost of FHLB borrowings increased 12 basis points due primarily to the payoff of maturing lower rate advances.

Net Interest Income. Net interest income decreased $39,000, or 2.7%, to $1.4 million for the quarter ended March 31, 2020 compared to the same quarter in 2019. The interest rate spread decreased to 2.24% for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019. The net interest margin decreased 53 basis points to 2.54% for the quarter ended March 31, 2020 compared to 3.07% for the quarter ended March 31, 2019.

Provision for Loan Losses. A provision for loan losses of $65,000 was recorded for the three months ended March 31, 2020, an increase of $65,000 as no provision was recorded for the quarter ended March 31, 2019. The allowance for loan losses was $1.5 million, or 0.80% of total loans, at March 31, 2020, compared to $1.4 million, or 0.79% of total loans, at March 31, 2019. The Company had no net charge-offs during the three-month period ended March 31, 2020. As a percentage of nonperforming loans, the allowance for loan losses was 1,333.0% at March 31, 2020. Total nonperforming loans to total loans was 0.06% at March 31, 2020. There was no other real estate owned at March 31, 2020.

While the credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans, in recognition of the recent economic decline brought about by the COVID-19 pandemic, to potentially affect certain of our borrowers, we adjusted the qualitative factors inherent in our evaluation of the allowance for loan losses related to the overall economy to account for the uncertain impact of recent economic events. Further, while the Bank does not have a material exposure to the lodging, travel and hospitality industries, management deemed it prudent to increase the allowance for loan losses at March 31, 2020 in recognition of the economic uncertainties.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at March 31, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $75,000, or 16.5%, to $528,000 for the quarter ended March 31, 2020 from $453,000 for the comparable quarter in 2019. The gain on sale of loans increased $260,000, or 146.3%, to $438,000 for the quarter ended March 31, 2020 from $178,000 for the comparable quarter in 2019. Mortgage servicing fees decreased $193,000, due primarily to a decrease in the fair value of mortgage servicing rights at March 31, 2020. The value of mortgage servicing rights decreased $170,000 for the quarter ended March 31, 2020 compared to an increase in the fair value of $35,000 for the comparable quarter in 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the sharp decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights.

Non-Interest Expense. Non-interest expense increased $242,000, or 12.8%, to $2.1 million for the quarter ended March 31, 2020, over the comparable quarter in 2019. Salaries and employee benefits increased $311,000, or 31.4%, to $1.3 million for the quarter ended March 31, 2020 from $990,000 for the comparable quarter in 2019, due primarily to increased staffing levels of the mortgage-banking operation, loan officer commission expense, increased healthcare costs, and increased payroll expense overall due to normal merit increases. During the quarter ended March 31, 2020, we hired an additional four mortgage loan officers and four lending support personnel. Advertising expense increased $27,000 due to the aforementioned checking account marketing program that we began January 2020. This program has been temporarily suspended due to the COVID-19 pandemic. Offsetting these increases were a $54,000 decrease in data processing expense, due primarily to the elimination of Kentucky Federal’s separate data processing fees and a change in debit card processors during 2019 which resulted in lower debit and ATM card processing costs. FDIC deposit insurance premiums decreased $15,000 resulting from a credit allocated to all financial institutions.

Federal Income Taxes. Federal income tax credits increased $54,000, or 268.6%, to $73,000 for the quarter ended March 31, 2020 compared to the same quarter in 2019. The increase was due primarily due to the increased net loss for the quarter ended March 31, 2020. The effective tax rates were 24.5% and 71.1% for the three months ended March 31, 2020 and 2019, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,401	$2,011	4.32%	$172,910	$1,949	4.51%
Securities	5,986	27	1.80	591	4	2.71
Other (1)	23,546	85	1.44	10,066	80	3.18
Total interest-earning assets	215,933	2,123	3.93	183,567	2,033	4.43
Non-interest-earning assets	14,028			16,283
Total assets	$229,961			$199,850

Interest-bearing liabilities:
Savings	$38,354	$51	0.53	$35,233	$38	0.43
Interest-bearing demand	19,722	31	0.63	11,193	32	1.14
Certificates of deposit	75,479	421	2.23	78,751	378	1.92
Total deposits	133,555	503	1.51	125,177	448	1.43
Borrowings	44,548	248	2.23	32,993	175	2.11
Total interest-bearing liabilities	178,103	751	1.69	158,170	623	1.57
Non-interest-bearing Demand	19,081			15,811
Other non-interest-bearing liabilities	3,602			3,183
Total non- interest-bearing liabilities	22,683			18,994
Total equity	29,175			22,686
Total liabilities and total equity	$229,961			$199,850
Net interest income		$1,372			$1,410
Net interest rate spread (2)			2.24%			2.86%
Net interest-earning assets (3)	$37,830			$25,397
Net interest margin (4)			2.54%			3.07%
Average interest-earning assets to interest-bearing liabilities			121.24%			116.06%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2020, the Bank had $43.7 million outstanding in advances from the FHLB. At March 31, 2020, the Bank had collateral based capacity to borrow an additional $40.5 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $5.9 million and $2.8 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $2.3 million and $5.1 million for the three months ended March 31, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $(13.9 million) and $7.7 million for the three months ended March 31, 2020 and 2019, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2020, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $6.7 million.

At March 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $31.1 million, or 13.6% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; total risk-based capital of $32.6 million, or 20.1% of risk-weighted assets, which is above the well-capitalized required level of $16.2 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $31.1 million, or 19.2%, of risk weighted assets, which is above the well-capitalized required level of $10.5 million, or 6.5%. At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.5 million, or 10.2% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; and total risk-based capital of $24.9 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $15.3 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2020, and December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2020, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the other information disclosed in this quarterly report, particularly the disclosures under “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Coronavirus (COVID-19) Impact”:

The COVID-19 pandemic has adversely impacted our business and financial results and that of many of our customers, and the ultimate impact will depend on future developments, which are highly uncertain, cannot be predicted and outside of our control, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At March 31, 2020, we had no loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global capital markets. Furthermore, many of the governmental actions have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly expanding in scope and intensity. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk/Market Value Risk – Our net interest income, lending and investment activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on financial markets and market stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in prevailing fair market values of our investment securities and other assets, including our mortgage servicing rights. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	In connection with the conversion of the former CF Mutual Holding Company, MHC from the mutual to stock form of organization, the Company completed its initial public stock offering on January 22, 2020. As part of the conversion transaction the Company sold 1,652,960 shares of common stock at $10.00 per share in a subscription offering pursuant to a Registration Statement on Form S-1 (SEC File No. 333-233708), which the SEC declared effective on November 8, 2019. The subscription offering resulted in gross proceeds of approximately $16.5 million and net proceeds of approximately $15.3 million. From the net proceeds, the Company used approximately $1.3 million to fund a loan to Cincinnati Federal’s employee stock ownership plan (which used the funds to purchase 132,237 shares of the Company’s common stock in the subscription offering), contributed approximately $7.8 million to Cincinnati Federal as additional capital, and retained approximately $6.3 million for general corporate purposes. Keefe, Bruyette & Woods, Inc., A Stifel Company served as marketing agent for the subscription offering.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)

3.2	Bylaws of Cincinnati Bancorp, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on September 11, 2019, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: May 15, 2020	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)