Form 10-Q
period 2020-06-30
Cincinnati Bancorp, Inc.
filed 2020-08-07
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of August 5, 2020 was 2,975,625.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2020 (Unaudited) and December 31, 2019

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and due from banks	$2,409,548	$2,348,157
Interest-bearing demand deposits in banks	18,986,566	31,622,109
Federal funds sold	7,905,000	3,765,000

Cash and cash equivalents	29,301,114	37,735,266

Interest-bearing time deposits	1,500,000	-
Available-for-sale debt securities	6,003,397	6,733,213
Loans held for sale	19,653,153	3,114,081
Loans, net of allowance for loan losses of $1,472,545 and $1,407,545, respectively	161,993,483	179,332,026
Premises and equipment, net	3,538,513	3,354,447
Federal Home Loan Bank stock	2,801,800	2,657,400
Interest receivable	562,617	624,333
Mortgage servicing rights	1,256,842	1,213,815
Federal Home Loan Bank lender risk account receivable	1,700,193	1,713,240
Bank-owned life insurance	4,129,142	4,086,645
Other assets	1,313,459	1,237,095

Total assets	$233,753,713	$241,801,561

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$36,660,253	$28,658,432
Savings	41,743,478	37,514,343
Certificates of deposit	70,846,474	77,237,932
Total deposits	149,250,205	143,410,707

Federal Home Loan Bank advances	41,774,381	47,172,066
Stock subscription proceeds in escrow	-	23,407,011
Advances from borrowers for taxes and insurance	1,807,635	1,806,638
Interest payable	76,823	91,636
Directors deferred compensation	580,415	559,295
Deferred tax liabilities	763,347	478,654
Other liabilities	756,201	794,389

Total liabilities	195,009,007	217,720,396

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	-	244,327

Stockholders’ Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 14,000,000 shares, $0.01 par value, 2,975,625 and 2,972,391 issued and outstanding at June 30, 2020 and December 31, 2019, respectively (1)	29,756	29,607
Additional paid-in capital	23,209,347	7,529,850
Unearned ESOP shares	(1,725,085)	(449,313)
Retained earnings - substantially restricted	17,515,626	17,017,683
Accumulated other comprehensive loss	(284,938)	(290,989)

Total stockholders’ equity	38,744,706	23,836,838

Total liabilities, temporary equity, and stockholders’ equity	$233,753,713	$241,801,561

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,014,550	$2,073,974	$4,025,915	$4,023,086
Securities	20,496	2,685	47,214	6,415
Dividends on Federal Home Loan Bank stock and other	25,813	83,542	111,172	163,258
Total interest and dividend income	2,060,859	2,160,201	4,184,301	4,192,759

Interest Expense
Deposits	428,742	484,508	931,846	932,103
Federal Home Loan Bank advances	239,762	223,753	488,144	398,239
Total interest expense	668,504	708,261	1,419,990	1,330,342

Net Interest Income	1,392,355	1,451,940	2,764,311	2,862,417

Provision for Loan Losses	-	-	65,000	-

Net Interest Income After Provision for Loan Losses	1,392,355	1,451,940	2,699,311	2,862,417

Noninterest Income
Gain on sales of loans	2,275,977	538,256	2,714,331	716,207
Mortgage servicing fees (costs)	(115,769)	78,214	(219,283)	167,925
Other	248,506	228,039	441,249	413,397
Total noninterest income	2,408,714	844,509	2,936,297	1,297,529

Noninterest Expense
Salaries and employee benefits	1,937,933	1,067,211	3,238,707	2,057,042
Occupancy and equipment	177,547	132,828	328,613	289,697
Directors compensation	44,583	50,500	90,333	104,560
Data processing	129,124	207,112	250,382	382,139
Professional fees	74,333	71,661	146,062	144,997
Franchise tax	55,202	51,527	110,860	100,298
Deposit insurance premiums	3,019	13,607	3,019	28,406
Advertising	43,595	20,542	111,234	60,823
Software licenses	36,569	28,126	69,540	56,957
Loan costs	150,552	80,265	218,705	159,861
Net gains on sales of foreclosed assets	-	(54,474)	-	(54,474)
Merger-related expenses	-	-	-	18,000
Other	244,025	244,593	463,031	456,705
Total noninterest expense	2,896,482	1,913,498	5,030,486	3,805,011

Income Before Income Taxes	904,587	382,951	605,122	354,935

Provision for Income Taxes	180,594	62,795	107,179	42,880

Net Income	$723,993	$320,156	$497,943	$312,055

Earnings per common share - basic	$0.25	$0.11	$0.17	$0.11
Earnings per common share - diluted	$0.25	$0.11	$0.17	$0.11
Weighted-average shares outstanding - basic (1)	2,881,610	2,858,067	2,878,508	2,857,033
Weighted-average shares outstanding - diluted (1)	2,909,636	2,881,078	2,911,504	2,876,581

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net Income	$723,993	$320,156	$497,943	$312,055

Other Comprehensive Income:
Net unrealized gains on available-for-sale
securities	92,535	1,277	33,582	2,036
Tax expense	(19,432)	(268)	(7,052)	(428)
Changes in directors’ retirement plan prior service costs	(13,568)	(10,153)	(25,923)	(20,322)
Tax benefit	2,849	2,134	5,444	4,268
Other comprehensive income (loss)	62,384	(7,010)	6,051	(14,446)

Comprehensive Income	$786,377	$313,146	$503,994	$297,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2020:

Balance, April 1, 2020	$29,756	$23,187,302	$(1,750,797)	$16,791,633	$(347,322)	$37,910,572

ESOP shares earned	-	(3,745)	25,712	-	-	21,967

Stock based compensation expense	-	25,790	-	-	-	25,790

Net income	-	-	-	723,993	-	723,993

Other comprehensive income	-	-	-	-	62,384	62,384

Balance, June 30, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,626	$(284,938)	$38,744,706

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2019:

Balance, April 1, 2019	$29,593	$7,474,341	$(483,012)	$16,211,108	$(259,878)	$22,972,152

ESOP shares subject to mandatory redemption	-	(15,333)	-	-	-	(15,333)

ESOP shares earned	-	4,101	11,233	-	-	15,334

Stock based compensation expense	-	25,790	-	-	-	25,790

Net income	-	-	-	320,156	-	320,156

Other comprehensive loss	-	-	-	-	(7,010)	(7,010)

Balance, June 30, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2020 and 2019 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2020:

Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,683	$(290,989)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	-	-	14,284,580

Contribution by CF Mutual Holding Company		50,000	-	-	-	50,000

Exchange of common stock	(29,607)	-	-	-	-	(29,607)

ESOP shares earned	-	721	46,598	-	-	47,319

Stock-based compensation expense	-	51,582	-	-	-	51,582

Net income	-	-	-	497,943	-	497,943

Other comprehensive income	-	-	-	-	6,051	6,051

Balance, June 30, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,626	$(284,938)	$38,744,706

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2019:

Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

ESOP shares subject to mandatory redemption	-	(28,639)	-	-	-	(28,639)

ESOP shares earned	-	7,212	22,466	-	-	29,678

Stock based compensation expense	-	51,581	-	-	-	51,581

Net income	-	-	-	312,055	-	312,055

Other comprehensive loss	-	-	-	-	(14,446)	(14,446)

Balance, June 30, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019 (Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$497,943	$312,055
Items not requiring (providing) cash:
Depreciation and amortization	110,327	95,685
Provision for loan losses	65,000	-
Amortization of premiums and discounts on securities, net	11,637	7,410
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	2,315	2,314
Change in deferred income taxes	284,693	21,225
Gain on sale of loans	(2,714,331)	(716,207)
Proceeds from the sale of loans held for sale	121,567,144	33,439,389
Origination of loans held for sale	(135,391,885)	(35,569,274)
Earnings on cash surrender value of bank-owned life insurance	(42,497)	(44,908)
Stock-based compensation expense	51,582	51,581
ESOP shares earned	47,319	29,678
Gain on sale of foreclosed assets	-	(54,474)
Changes in:
Interest receivable	61,716	(41,467)
Mortgage servicing rights	(43,027)	(145,553)
Federal Home Loan Bank lender risk account receivable	13,047	119,726
Other assets	(76,364)	(68,842)
Interest payable	(14,813)	22,949
Other liabilities	(44,599)	(55,677)
Net cash used in operating activities	(15,614,793)	(2,594,390)

Investing Activities
Net change in interest-bearing deposits	(1,500,000)	-
Proceeds from maturities of available-for-sale securities	751,761	197,649
Purchase of Federal Home Loan Bank stock	(144,400)	(74,300)
Net change in loans	17,273,543	(5,842,692)
Purchase of premises and equipment	(294,393)	(86,713)
Proceeds from sale of foreclosed assets	-	204,699
Net cash provided by (used in) investing activities	16,086,511	(5,601,357)

Financing Activities
Net decrease in deposits	(17,567,513)	(3,736,074)
Proceeds from stock issuance	14,060,646	-
Proceeds from Federal Home Loan Bank advances	14,000,000	75,636,000
Repayment of Federal Home Loan Bank advances	(19,400,000)	(62,903,000)
Net increase in advances from borrowers for taxes and insurance	997	(742,747)
Net cash provided by (used in) financing activities	(8,905,870)	8,254,179

(Decrease) Increase in Cash and Cash Equivalents	(8,434,152)	58,432
Cash and Cash Equivalents, Beginning of Period	37,735,266	11,089,189
Cash and Cash Equivalents, End of Period	$29,301,114	$11,147,621

Supplemental Cash Flows Information
Interest paid	$1,434,803	$1,307,393
Real estate acquired in settlement of loans	-	48,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:   Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Bancorp”), the predecessor to Cincinnati Bancorp, Inc.(“Company”), was the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana.

On October 14, 2015, the Bank had reorganized into the mutual holding company structure. As part of the reorganization, the Bancorp sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Bancorp’s parent mutual holding company.

On December 20, 2019, the Bancorp’s shareholders approved a plan of conversion and reorganization, whereby CF Mutual Holding Company and Cincinnati Bancorp would convert and reorganize from the mutual holding company structure to the stock holding company structure. The conversion and reorganization were completed effective January 22, 2020, whereby the Company, a Maryland corporation and successor to the Bancorp, sold a total of 1,652,960 shares of common stock at a price of $10.00 per share in the subscription offering, which included 132,237 shares sold to Cincinnati Federal’s Employee Stock Ownership Plan, and issued 1,322,665 shares of common stock in exchange for the outstanding shares of common stock of the Bancorp owned by stockholders other than CF Mutual Holding Company. The exchange ratio for previously held shares of Cincinnati Bancorp was 1.6351 as applied in the conversion offering.References herein to the “Company” include Cincinnati Bancorp, Inc. and Cincinnati Bancorp before completion of the conversion.

The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 “Revenue from Contracts with Customers” (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s revenue from contracts with customers is recognized within noninterest income.

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. Service charges are recorded in other noninterest income.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim unaudited condensed financial statements as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

The accompanying condensed consolidated financial statements as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, should be read in conjunction with the audited financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, the Company recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities:

June 30, 2020 (unaudited):
Mortgage-backed securities of government sponsored entities	$5,977,052	$29,130	$(2,785)	$6,003,397

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$6,740,450	$7,335	$(14,572)	$6,733,213

The Company had no sales of investment securities during the three month and six month periods ended June 30, 2020 and 2019. The Company had not pledged any of its investment securities as of June 30, 2020 or December 31, 2019.

The amortized cost and fair value of available-for-sale securities at June 30, 2020 and December 31, 2019, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	June 30, 2020		December 31, 2019
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities of government sponsored entities	$5,977,052	$6,003,397	$6,740,450	$6,733,213

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2020 and December 31, 2019 was $883,782 and $5,814,388, respectively, which was approximately 14.7% and 86.4%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at June 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2020:
Mortgage-backed securities of government sponsored entities	$748,109	$(306)	$135,673	$(2,479)	$883,782	$(2,785)

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$5,582,540	$(14,154)	$231,848	$(418)	$5,814,388	$(14,572)

NOTE 3:   Loans and Allowance for Loan Losses

Categories of loans at June 30, 2020 and December 31, 2019 include:

	June 30,	December 31,
	2020	2019
	(Unaudited)
One to four family mortgage loans - owner occupied	$78,915,787	$91,919,064
One to four family - investment	13,266,054	12,846,342
Multi-family mortgage loans	33,893,328	36,628,238
Nonresidential mortgage loans	23,688,995	23,377,598
Construction and land loans	4,875,785	5,329,188
Real estate secured lines of credit	9,158,737	10,029,917
Commercial loans	1,414,981	557,268
Other consumer loans	572,938	863,546
Total loans	165,786,605	181,551,161

Less:
Net deferred loan costs	(332,595)	(482,681)
Undisbursed portion of loans	2,653,172	1,294,271
Allowance for loan losses	1,472,545	1,407,545

Net loans	$161,993,483	$179,332,026

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months and six months ended June 30, 2020 and 2019 and the year ended December 31, 2019:

	At or For the Six Months Ended June 30, 2020 (Unaudited)
	One- to Four-Family Mortgage Loans Owner Occupied	One- to Four-Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	124,866	15,522	(176,066)	120,196	6,137	(39,465)	20,812	(7,002)	65,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735
Ending balance: Collectively evaluated for impairment	$428,791	$89,728	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,443,810
Loans:
Ending balance	$78,915,787	$13,266,054	$33,893,328	$23,688,995	$4,875,785	$9,158,737	$1,414,981	$572,938	$165,786,605

Ending balance: Individually evaluated for impairment	$1,167,829	$682,169	$214,816	$47,841	$-	$60,097	$-	$-	$2,172,752

Ending balance: Collectively evaluated for impairment	$77,747,958	$12,583,885	$33,678,512	$23,641,154	$4,875,785	$9,098,640	$1,414,981	$572,938	$163,613,853

	Three Months Ended June 30, 2020 (Unaudited)
	One- to Four-Family Mortgage Loans Owner Occupied	One- to Four-Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$218,676	$154,898	$480,541	$416,193	$81,451	$99,062	$16,401	$5,323	$1,472,545
Provision (credit) charged to expense	230,837	(57,157)	(132,424)	(18,971)	(5,857)	(33,340)	15,819	1,093	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	(84)	(84)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988

	Three Months Ended June 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	(84)	(84)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2019
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(117,552)	(32,786)	299,799	94,688	(30,730)	(191,686)	2,407	860	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$303,925	$74,206	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,378,810
Loans:
Ending balance	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Ending balance: Individually evaluated for impairment	$1,115,573	$760,733	$507,066	$56,190	$-	$81,505	$-	$-	$2,521,067

Ending balance: Collectively evaluated for impairment	$90,803,491	$12,085,609	$36,121,172	$23,321,408	$5,329,188	$9,948,412	$557,268	$863,546	$179,030,094

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$78,222,139	$12,615,194	$33,811,765	$23,152,967	$4,875,785	$9,002,541	$1,414,981	$572,938	$163,668,310
Special mention	116,871	535,103	-	536,028	-	-	-	-	1,188,002
Substandard	576,777	115,757	81,563	-	-	156,196	-	-	930,293
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$78,915,787	$13,266,054	$33,893,328	$23,688,995	$4,875,785	$9,158,737	$1,414,981	$572,938	$165,786,605

	December 31, 2019
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$91,281,765	$12,115,427	$36,256,469	$22,813,758	$5,329,188	$9,870,477	$557,268	$863,546	$179,087,898
Special mention	-	548,876	-	563,840	-	-	-	-	1,112,716
Substandard	637,299	182,039	371,769	-	-	159,440	-	-	1,350,547
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months or six months ended June 30, 2020.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (Unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > Due & Accruing
One to four-family mortgage loans	$172,554	$-	$175,052	$347,606	$78,568,181	$78,915,787	$-
One to four family - investment	-	-	-	-	13,266,054	13,266,054	-
Multi-family mortgage loans	-	-	-	-	33,893,328	33,893,328	-
Nonresidential mortgage loans	-	-	-	-	23,688,995	23,688,995	-
Construction & land loans	-	-	-	-	4,875,785	4,875,785	-
Real estate secured lines of credit	-	-	-	-	9,158,737	9,158,737	-
Commercial loans	-	-	-	-	1,414,981	1,414,981	-
Other consumer loans	-	-	-	-	572,938	572,938	-

Total	$172,554	$-	$175,052	$347,606	$165,438,999	$165,786,605	$-

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$110,934	$110,934	$91,808,130	$91,919,064	$-
One to four family - investment	-	-	-	-	12,846,342	12,846,342	-
Multi-family mortgage loans	-	-	-	-	36,628,238	36,628,238	-
Nonresidential mortgage loans	-	-	-	-	23,377,598	23,377,598	-
Construction & land loans	-	-	-	-	5,329,188	5,329,188	-
Real estate secured lines of credit	97,679	-	-	97,679	9,932,238	10,029,917	-
Commercial loans	-	-	-	-	557,268	557,268	-
Other consumer loans	-	-	-	-	863,546	863,546	-

Total	$97,679	$-	$110,934	$208,613	$181,342,548	$181,551,161	$-

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for June 30, 2020, June 30, 2019 and December 31, 2019:

	At June 30, 2020 (Unaudited)			For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,107,918	$1,107,918	$-	$1,110,695	12,193	$1,113,759	$25,324
One to Four family - Investment	365,508	365,508	-	367,860	4,855	369,954	10,947
Multi-family mortgage loans	214,816	214,816	-	392,202	7,045	449,058	16,276
Nonresidential mortgage loans	47,841	47,841	-	49,803	707	51,927	1,480
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	60,097	60,097	-	60,499	785	60,923	2,088
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	59,911	80,633	20,722	80,862	906	81,205	1,180
One to Four family - Investment	316,661	324,673	8,013	325,793	1,734	327,091	7,381
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,172,752	$2,201,486	$28,735	$2,387,714	$28,225	$2,453,917	$64,676

	At June 30, 2019 (Unaudited)			For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$936,099	$936,099	$-	$958,009	18,858	$963,335	$26,902
One to Four family - Investment	435,881	435,881	-	437,462	5,439	439,385	10,152
Multi-family mortgage loans	510,973	510,973	-	511,843	9,742	512,891	16,769
Nonresidential mortgage loans	75,852	75,852	-	77,662	1,182	79,530	2,415
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	86,897	86,897	-	87,695	1,854	88,486	2,563
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	320,261	348,051	27,790	351,960	5,289	354,016	10,786
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,365,963	$2,393,753	$27,790	$2,424,631	$42,364	$2,437,643	$69,587

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,054,515	$1,054,515	$-	$1,077,076	$52,394
One- to four-family - investment	374,389	374,389	-	383,268	21,191
Multi-family mortgage loans	507,066	507,066	-	510,866	43,647
Nonresidential mortgage loans	56,190	56,190	-	75,260	4,583
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	81,505	81,505	-	86,326	5,416
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	61,058	81,780	20,722	79,941	1,170
One- to four-family - investment	386,344	394,357	8,013	401,718	19,965
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,521,067	$2,549,802	$28,735	$2,614,455	$148,366

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at June 30, 2020 and December 31, 2019. This table excludes accruing TDRs, which totaled $1,077,000 and $1,445,000 at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020	December 31, 2019
(Unaudited)

One- to four-family mortgage loans	$175,052	$110,934
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	-

Total	$175,052	$110,934

At June 30, 2020, the Company had no loans that were modified in a TDR and that were impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs for June 30, 2020. The following table presents the new classified TDR’s at December 31, 2019:

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

There were no TDRs modified during the six months ended June 30, 2020 that subsequently defaulted. As of June 30, 2020, borrowers with loans designated as TDRs totaling $862,000 of residential real estate loans and $215,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2020, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at June 30, 2020 or December 31, 2019. There were no consumer mortgage loans in process of foreclosure at June 30, 2020.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:  Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and six month periods ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudied)

Net income	$723,993	$320,156	$497,943	$312,055
Less allocation of net income to participating securities	4,704	3,263	3,511	3,376
Net income allocated to common shareholders	719,289	316,893	494,432	308,679

Shares outstanding for basic earnings per share (1):
Shares issued	2,955,636	2,937,050	2,951,248	2,935,099
Less: Average unearned ESOP shares	74,026	78,983	72,740	78,066

Weighted-average shares outstanding - basic	2,881,610	2,858,067	2,878,508	2,857,033

Basic earnings per common share	$0.25	$0.11	$0.17	$0.11

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,881,610	2,858,067	2,878,508	2,857,033
Stock options	28,026	23,011	32,996	19,548
Weighted-average shares outstanding - diluted	2,909,636	2,881,078	2,911,504	2,876,581

Diluted loss per share	$0.25	$0.11	$0.17	$0.11

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as “Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at June 30, 2020.

As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2020 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$33,420	20.7%	$12,913	8.0%	$16,141	10.0%

Tier I capital (to risk-weighted assets)	31,947	19.8%	9,684	6.0%	12,913	8.0%

Common Equity Tier I capital (to risk-weighted assets)	31,947	19.8%	7,263	4.5%	10,491	6.5%

Tier I capital (to adjusted total assets)	31,947	13.7%	9,348	4.0%	11,685	5.0%

As of December 31, 2019

Total risk-based capital (to risk-weighted assets)	$24,898	16.3%	$12,204	8.0%	$15,255	10.0%

Tier I capital (to risk-weighted assets)	23,490	15.4%	9,153	6.0%	12,204	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,490	15.4%	6,865	4.5%	9,916	6.5%

Tier I capital (to adjusted total assets)	23,490	10.2%	9,183	4.0%	11,478	5.0%

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

Recurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2020 (Unaudited)
Mortgage-backed securities of government sponsored entities	$6,003,397	$-	$6,003,397	$-
Mortgage servicing rights	1,256,842	-	-	1,256,842

December 31, 2019
Mortgage-backed securities of government sponsored entities	$6,733,213	$-	$6,733,213	$-
Mortgage servicing rights	1,213,815	-	-	1,213,815

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Available-for-sale Debt Securities

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
		(Unaudited)
Fair value as of the beginning of the period	$1,085,493	$1,306,527	$1,213,815	$1,252,740
Recognition of mortgage servicing rights on the sale of loans	353,492	81,147	395,024	100,301
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(182,143)	10,619	(351,997)	45,252

Fair value at the end of the period	$1,256,842	$1,398,293	$1,256,842	$1,398,293

Mortgage servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans at fair value on a nonrecurring basis June 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2020 (Unaudited)

Collateral-dependent impaired loans	$175,052	$-	$-	$175,052

December 31, 2019

Collateral-dependent impaired loans	$51,568	$-	$-	$51,568

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2020 (Unaudited)
Mortgage servicing rights	$1,256,842	Discounted cash flow	Discount rate PSA prepayment speeds	10% 112-270%

Impaired loans (collateral dependent)	$175,052	Market comparable properties	Marketability discount	10%-15% 12%

December 31, 2019
Mortgage servicing rights	$1,213,815	Discounted cash flow	Discount rate PSA prepayment speeds	10% 89%-173%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% 12%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2020 and December 31, 2019, the fair value of commitments was not material.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2020 (Unaudited)
Financial Assets:
Cash and cash equivalents	$29,301,114	$29,301,114	$-	$-
Interest-bearing time deposits	1,500,000	-	1,500,000	-
Loans held for sale	19,653,153	-	20,128,968	-
Loans, net of allowance for loan losses	161,993,483	-	-	160,616,539
Federal Home Loan Bank stock	2,801,800	-	2,801,800	-
Interest receivable	562,617	-	562,617	-
Federal Home Loan Bank lender risk account receivable	1,700,193	-	-	2,176,000

Financial Liabilities:
Deposits	149,250,205	78,403,731	72,743,456	-
Federal Home Loan Bank advances	41,774,381	-	43,439,414	-
Advances from borrowers for taxes and insurance	1,807,635	-	1,807,635	-
Interest payable	76,823	-	76,823	-

December 31, 2019
Financial Assets:
Cash and cash equivalents	$37,735,266	$37,735,266	$-	$-
Loans held for sale	3,114,081	-	3,178,068	-
Loans, net of allowance for loan losses	179,332,026	-	-	175,117,724
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	624,333	-	624,333	-
Federal Home Loan Bank lender risk account receivable	1,713,240	-	-	1,820,707

Financial Liabilities:
Deposits	143,410,707	66,172,775	78,065,313	-
Federal Home Loan Bank advances	47,172,066	-	47,707,920	-
Stock subscription proceeds in escrow	23,407,011	23,407,011	-
Advances from borrowers for taxes and insurance	1,806,638	-	1,806,638	-
Interest payable	91,636	-	91,636	-

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

Commitments to fund fixed rate loans at June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020		December 31, 2019
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$51,129,152	2.375% - 5.00%	$3,917,445	3.5% - 5.125%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at June 30, 2020 and December 31, 2019, including commitments for fixed-rate loans shown above, were composed of the following:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Commitments to originate loans for portfolio	$674,000	$761,055
Forward sale commitments	70,780,591	7,031,526
Lines of credit	16,623,368	16,840,828

NOTE 8:  Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
	2020	2019
	(Unaudited)
Net unrealized gain (loss) on available for sale securities	$20,813	$(7,237)

Directors’ retirement plan	(387,484)	(361,104)
	(366,671)	(368,341)

Tax benefit	(81,733)	(77,352)

Net of tax amount	$(284,938)	$(290,989)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2020, the Company granted stock options for 11,000 shares to certain employees. Options granted in June 2020 have an exercise price of $9.38, as determined on the grant date and expire ten years from the grant date. The weighted-average grant-date fair value of options granted during June 2020 was $2.54 per share. The fair value was calculated using the following assumptions: a risk-free interest rate of 0.77%; expected volatility of 19%, and an expected term of ten years.

Activity in the stock option plan was as follows for the six months ended June 30, 2020 and 2019:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
June 30, 2020
Outstanding, beginning of period	118,458	$5.84	7.50	$371,885
Granted	11,000	9.38	10.00	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	129,458	$6.14	7.25	$367,485

Exercisable, end of period	71,076	$5.84	7.00	$223,179

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
June 30, 2019
Outstanding, beginning of period (1)	129,479	$5.84	8.50	$194,008
Granted	-	-
Exercised	1,102	$5.84
Forfeited	(4,408)	$5.84

Outstanding, end of period	126,172	$5.84	8.00	$343,384

Exercisable, end of period	47,099	$5.84	8.00	$122,357

(1) Share amounts related to periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

In June 2017, the Company awarded 55,098 restricted shares to members of the Board of Directors and certain members of management. In June 2020, the Company awarded 1,324 restricted shares to certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock awarded to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the restricted period, the holder is entitled to full voting rights and dividends, and are therefore considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements during each of the three months ended June 30, 2020 and 2019, was $25,790 and during each of the six months ended June 30, 2020 and 2019, was $51,582.

As of June 30, 2020, there was approximately $246,684 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.7 years.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of ASU No. 2016-13 to the Company’s consolidated financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the standard as a result of the complexity and extensive changes from these amendments.

The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

FASB ASU 2016-02, Leases (Topic 842)

ASU No. 2016-02 Leases, was issued in February 2016 and requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, FASB approved a final ASU delaying the effective date for nonpublic business entities. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The Company adopted ASU No. 2016-02 effective January 1, 2020, as required, without material effect on the Company’s consolidated financial position or results of operations, since the Company does not have a material amount of lease agreements. The right of use asset and lease obligation recorded as of June 30, 2020 was approximately $200,000 and is reflected in other assets and liabilities, respectively on the balance sheet. The modified retrospective method was applied. Due to immateriality of the impact, certain disclosures under ASU 842 have been omitted.

In March 2020, in connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we have elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency. The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2019, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Loan Modifications

Beginning in March, we began receiving requests from our borrowers for loan deferrals. These modifications for our portfolio loans are for the deferral of principal and interest up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request is evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continues to accrue during the deferral period. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. Collectability of accrued interest will be evaluated on a case-by-case basis once the deferral period is ended. At this time, it is uncertain what the potential impact of loan deferrals will have on the financial position, results of operations and the allowance for loan losses. The following tables provide further information on coronavirus payment deferral modifications for loans held in portfolio approved as of June 30, 2020:

	Recorded	Number
	Balance	of Accounts
One to four family mortgage loans - owner occupied	$6,475,600	39
One to four family mortgage loans - investment	2,671,105	21
Multifamily	7,778,734	9
Nonresidential	3,662,050	9
Land	239,179	1

Loan payment deferral modifications	$20,826,668	79

Residential Payment Deferrals by Deferral Type as of June 30, 2020

	Recorded	Number
	Balance	of Accounts
One to four family mortgage loans - owner occupied

Three months or less principal and interest	6,304,615	38
More than three months principal and interest	170,985	1

One to four family mortgage loans - investment

Three months or less principal and interest	2,671,105	9
More than three months principal and interest	-	-

Total residential payment deferrals	9,146,705	48

Commercial Payment Deferrals by Deferral Type as of June 30, 2020

	Recorded	Number
	Balance	of Accounts
Multifamily:

Three months or less principal and interest	7,778,734	9
More than three months principal and interest	-	-

Nonresidential:

Three months or less principal and interest	3,240,031	8
More than three months principal and interest	422,019	1

Construction and land loans:

Three months or less principal and interest	239,179	1
More than three months principal and interest	-	-

Total commercial payment deferrals	11,679,963	19

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. At this time, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position. The following table shows the coronavirus payment deferral modifications approved for loans sold as of June 30, 2020:

	Recorded Investor	Number
	Balance	of Accounts
FHLB -Cincinnati	$1,838,299	10
Freddie Mac	1,851,226	15

Total	$3,689,525	25

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. As of June 30, 2020 we have originated 23 PPP loans totaling $633,800. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of June 30, 2020 as a result of the decrease in market interest rates in response to COVID-19. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future decreases in the fair value of our MSRs.

Financial position and results of operations

Pertaining to our June 30, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan losses (“ALL”). While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. Given that the economy has deteriorated significantly since the pandemic was declared in early March, our need for additional allowance for loan losses has potentially increased. As of June 30, 2020, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not materially deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of June 30, 2020, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  As the pandemic has progressed, most of our employees have returned to their offices. Our branch lobbies are open for customer transactions with appropriate safety measures established. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments.  As of June 30, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately retail residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of June 30, 2020, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of GE employees are borrowers from the Company, and their ability to service their debt may be or become impaired.

Comparison of Financial Condition at June 30, 2020 and December 31, 2019

Total Assets. Total assets were $233.8 million at June 30, 2020, a decrease of $8.0 million, or 3.3%, from the $241.8 million at December 31, 2019. The decrease resulted primarily from a decrease in cash and cash equivalents of $8.4 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $8.4 million, or 22.4%, to $29.3 million at June 30, 2020, from $37.7 million at December 31, 2019. The Company completed the second-step common stock offering effective January 22, 2020, which resulted in net offering proceeds of $14.1 million. The decrease in cash and cash equivalents was primarily attributable to the Company’s return of $9.8 million in stock subscription proceeds received during the subscription period, in excess of the maximum offering amount, which was held on our balance sheet at December 31, 2019, partially offset by an increase in $12.2 million, or 18.5%, in core deposits.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $1.5 million at June 30, 2020, a 100.0% increase compared to December 31, 2019, as management elected to invest funds from the common stock offering into short-term deposits yielding 1.80%.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $730,000 or 10.8%, to $6.0 million at June 30, 2020 from $6.7 million at December 31, 2019, due primarily to principal repayments during the period.

Net Loans. Net loans decreased $17.3 million, or 9.7%, to $162.0 million at June 30, 2020 from $179.3 million December 31, 2019. Total gross loans decreased $15.8 million, or 8.7%, during the six months ended June 30, 2020. The decrease in loans was attributable to increased prepayments, as borrowers elected to refinance their loans, given the reduction in interest rates due to the Federal Reserve’s response to COVID-19. Owner-occupied residential loans decreased $13.0 million, or 14.1%, as borrowers refinanced at lower mortgage rates. The decrease in residential loans was offset by a $16.5 million increase in loans held for sale. Multifamily loans decreased $2.7 million due to increased prepayments. Commercial loans increased $858,000, or 154%, primarily due to the origination of $634,000 in Payroll Protection Program loans.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $16.5 million, or 531.1%, to $19.7 million at June 30, 2020 from $3.1 million at December 31, 2019, as a result of increased origination of loans to be sold due to declining mortgage interest rates. If the low interest rate environment continues, we would expect to continue to experience increased origination and sale activity in future periods.

During the six months ended June 30, 2020, we sold $118.9 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Recent economic events, including a reduction in interest rates by the Federal Reserve Board, in its efforts to address the overall economic slowdown brought about by the Covid-19 pandemic, have reduced mortgage interest rates and have had a favorable impact on our originations of mortgage loans, which we have classified as held for sale to the secondary market. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income, particularly if the prevailing low interest rate environment persists. During the six months ended June 30, 2020, we hired an additional five mortgage loan officers and six lending and loan servicing support personnel.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $43,000, or 3.5%, to $1.3 million at June 30, 2020, from $1.2 million at December 31, 2019. The appraised fair value of our mortgage servicing rights was adversely impacted by the increased prepayment speed assumptions used in the appraisal as a result of the current low interest rate environment. The balance of residential mortgage loans serviced for others increased to $130.3 million at June 30, 2020 compared to $103.9 at December 31, 2019. New mortgage servicing rights recorded for the six months ended June 30, 2020 were $395,000, offset by a decrease in the fair value of mortgage servicing rights of $352,000. The appraised value of the mortgage servicing rights decreased 9 basis points during the quarter ended June 30, 2020.

Deposits. Deposits increased $5.8 million, or 4.1%, to $149.2 million at June 30, 2020 from $143.4 million at December 31, 2019. Core deposits, defined as demand and savings accounts, increased $12.2 million, or 18.5%, to $78.4 million at June 30, 2020 from $66.2 million at December 31, 2019. The increase was primarily the result of deposit shifts from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances. Time deposits decreased $6.4 million, or 8.3%, to $70.8 million at June 30, 2020 from $77.2 million at December 31, 2019. The reduction in time deposits is part of a planned strategy to reduce our dependence on higher cost funding sources and increase checking and savings account balances. Certificates originated through the National CD Rateline service decreased $5.8 million at June 30, 2020, and are included in the decrease in time deposits noted above.

During the six months ended June 30, 2020, management continued its strategy of pursuing growth in lower cost core deposits. The Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March as we closed the lobbies in our branch offices due to the COVID-19 pandemic. The program was resumed mid-May 2020 when we re-opened our office lobbies to customers.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $5.4 million, or 11.4%, to $41.8 million at June 30, 2020. The decrease in FHLB advances is part of management’s strategy to reduce wholesale funding when appropriate.

Stock Subscription Proceeds in Escrow. Stock subscription proceeds held in escrow of $23.4 million as of December 31, 2019, were eliminated with the closing of the conversion on January 22, 2020. As previously disclosed, $9.8 million of these funds were returned to potential investors due to the over-subscription in excess of the maximum offering amount and the remainder was transferred to stockholders’ equity.

Stockholders’ Equity. Stockholders’ equity increased $14.9 million, or 62.5%, to $38.7 million at June 30, 2020 from $23.8 million at December 31, 2019. The increase was primarily due to the $14.1 million net proceeds from the stock offering and net income of $498,000 for the six month period ended June 30, 2020.

Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019

General. The Company recorded net income of $724,000 for the quarter ended June 30, 2020, an increase of $404,000 compared to net income of $320,000 reported for the quarter ended June 30, 2019. The increase in net income was primarily due to a $1.6 million increase in noninterest income, primarily due to a $1.7 million increase in gain on sale of loans, which was partially offset by a $983,000 increase in noninterest expense and a $118,000 increase in federal income tax expense.

Interest and Dividend Income. Interest income decreased $99,000, or 4.6%, to $2.1 million for the quarter ended June 30, 2020 compared to the comparable quarter in 2019. Interest income on loans decreased $59,000, or 2.9%, to $2.0 million as of June 30, 2020. The average balance of loans during the three months ended June 30, 2020 decreased $7.1 million to $174.2 million, compared to the three months ended June 30, 2019. The decrease in average loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans and multifamily loans as prepayments increased during the quarter. The average yield on loans increased 5 basis points to 4.63% for the three months ended June 30, 2020 from 4.58% for the three months ended June 30, 2019.

Interest income on securities increased $18,000, or 663.3%, for the three months ended June 30, 2020. The average balance of securities increased $5.6 million to $6.1 million at June 30, 2020. The yield on securities decreased 115 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $58,000, or 69.1%. The average balance on other interest-earning assets increased $10.2 million. The yield on other interest-bearing assets decreased 277 basis points due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates.

Interest Expense. Total interest expense decreased $40,000, or 5.6%, to $668,000 for the quarter ended June 30, 2020 from $708,000 for the quarter ended June 30, 2019. Interest expense on deposit accounts decreased $56,000, or 11.5%, to $429,000 for the quarter ended June 30, 2020 from $485,000 for the quarter ended June 30, 2019. The decrease in deposit expense between comparable quarters in 2020 from 2019 was primarily due to a 35 basis point decrease in the average cost of deposits..

Interest expense on savings decreased $17,000, or 41.5%, during the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, due to lower market interest rates. The average balance of savings accounts increased $6.3 million. Interest expense on interest-bearing demand accounts decreased $33,000 to $11,000 for the quarter ended June 30, 2020. The average balances in interest-bearing demand accounts increased $15.6 million during the three months ended June 30, 2020 compared to June 30, 2019. Interest expense on certificates of deposit decreased $5,000, or 1.3%. The average cost of certificates increased nine basis points to 2.18% primarily due to the increase in certificate of deposit rates in the local market. The average balance of certificates of deposit decreased $4.0 million to $72.4 million at June 30, 2020.

Interest expense on FHLB advances increased $16,000, or 7.2%, to $240,000 for the quarter ended June 30, 2020 from $224,000 for the quarter ended June 30, 2019. The average balance of advances increased $5.2 million, or 13.3%, for the quarter ended June 30, 2020. The average cost of FHLB borrowings decreased 13 basis points.

Net Interest Income. Net interest income decreased $60,000, or 4.1%, to $1.4 million for the quarter ended June 30, 2020 compared to the same quarter in 2019. The interest rate spread decreased to 2.67% for the quarter ended June 30, 2020 compared to 2.76% for the quarter ended June 30, 2019. The net interest margin decreased 26 basis points to 2.77% for the quarter ended June 30, 2020 compared to 3.03% for the quarter ended June 30, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the three months ended June 30, 2020. The allowance for loan losses was $1.5 million, or 0.89% of total loans, at June 30, 2020, compared to $1.4 million, or 0.78% of total loans, at June 30, 2019. The Company had no net charge-offs during the three-month period ended June 30, 2020. As a percentage of nonperforming loans, the allowance for loan losses was 841.2% at June 30, 2020. Additionally, the balance of total loans outstanding decreased $15.8 million, or 8.7% at June 30, 2020 compared to December 31, 2019.

While the credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans, in recognition of the recent economic decline brought about by the COVID-19 pandemic, to potentially affect certain of our borrowers, we adjusted the qualitative factors inherent in our evaluation of the allowance for loan losses related to the overall economy to account for the uncertain impact of recent economic events. Further, the Bank does not have a direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $1.6 million, or 185.2%, to $2.4 million for the quarter ended June 30, 2020 from $845,000 for the comparable quarter in 2019. The gain on sale of loans increased $1.7 million, or 322.8%, to $2.3 million for the quarter ended June 30, 2020 from $538,000 for the comparable quarter in 2019. The volume of loans sold during the three months ended June 30, 2020 totaled $95.9 million, an increase of $72.9 million, or 317.5%, over the $23.0 million loan sales volume during the three months ended June 30, 2019.

Mortgage servicing fees decreased $194,000, due primarily to a decrease in the fair value of mortgage servicing rights at June 30, 2020. The value of mortgage servicing rights decreased $182,000 for the quarter ended June 30, 2020 compared to an increase in the fair value of $11,000 for the comparable quarter in 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights. The decline in value of the mortgage servicing rights was partially offset by the recognition of $353,000 in new mortgage servicing rights for the quarter ended June 30, 2020 compared to $81,000 in new mortgage servicing rights for the quarter ended June 30, 2019. During the three months ended June 30, 2020 we funded $37.2 million in loans serviced for others. No mortgage servicing rights are recorded for loans sold on a servicing-released basis.

Non-Interest Expense. Non-interest expense increased $983,000, or 51.4%, to $2.9 million for the quarter ended June 30, 2020, over the comparable quarter in 2019. Salaries and employee benefits increased $871,000, or 81.6%, to $1.9 million for the quarter ended June 30, 2020 from $1.1 million for the comparable quarter in 2019, due primarily to hiring additional mortgage loan officers, increased mortgage lending support staff, increased loan officer commission expense, and related increased payroll tax expense and 401(k) matching contributions. During the six months ended June 30, 2020, we hired an additional five mortgage loan officers and six lending and loan servicing support personnel. Similarly, loan costs increased $70,000, or 87.6%, due to the increased loan volume. Advertising expense increased $23,000 due to the aforementioned checking account marketing program that began January 2020. This program had been temporarily suspended due to the COVID-19 pandemic but resumed in mid-May 2020. Offsetting these increases were a $78,000 decrease in data processing expense, due primarily to the elimination of Kentucky Federal’s separate data processing fees and a change in debit card processors during 2019 which resulted in lower debit and ATM card processing costs and FDIC deposit insurance premiums decreased $11,000 resulting from a credit allocated to all financial institutions.

Federal Income Taxes. Federal income tax expense increased $118,000, or 187.6%for the quarter ended June 30, 2020 compared to the same quarter in 2019. The increase was due primarily to increased income before income tax for the quarter ended June 30, 2020. The effective tax rates were 20.0% and 16.4% for the three months ended June 30, 2020 and 2019, respectively. The lower effective tax rate for the three months ended June 30, 2019 was due to a merger related tax adjustment.

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

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$174,236	$2,015	4.63%	$181,333	$2,074	4.58%
Securities	6,126	20	1.31	487	3	2.46
Other (1)	20,346	26	0.51	10,119	83	3.28
Total interest-earning assets	200,708	2,061	4.11	1919,939	2,160	4.50
Non-interest-earning assets	31,395			13,966
Total assets	$232,103			$205,905

Interest-bearing liabilities:
Savings	$40,895	$24	0.23	$34,606	$41	0.47
Interest-bearing demand	28,801	11	0.15	13,216	44	1.35
Certificates of deposit	72,419	394	2.18	76,403	399	2.09
Total deposits	142,115	429	1.21	124,225	484	1.56
Borrowings	43,974	240	2.18	38,801	224	2.31
Total interest-bearing liabilities	186,089	669	1.44	163,026	708	1.74
Non-interest-bearing Demand	10,755			16,837
Other non-interest-bearing liabilities	3,952			3,488
Total non- interest-bearing liabilities	14,707			20,325
Total equity	31,307			22,554
Total liabilities and total equity	$232,103			$205,905
Net interest income		$1,392			$1,452
Net interest rate spread (2)			2.67%			2.76%
Net interest-earning assets (3)	$14,622			$28,913
Net interest margin (4)			2.77%			3.03%
Average interest-earning assets to interest-bearing liabilities			112.69%			117.74%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019

General. Net income for the six months ended June 30, 2020 was $498,000 compared to net income of $312,000 for the six months ended June 30, 2019, a$186,000, or 59.6% increase. The increase in net income was primarily due to a $1.6 million increase in noninterest income, partially offset by a $98,000 decrease in net interest income, a $65,000 increase in the provision for loan losses and a $1.2 million increase in noninterest expense.

Interest and Dividend Income. Interest income decreased $8,000, or 0.2%, to $4.2 million for the six months ended June 30, 2020 compared to the comparable period in 2019. Interest income on loans increased $3,000, or 0.1%, to $4.0 million as of June 30, 2020. The average balance of loans during the six months ended June 30, 2020 decreased $880,000 to $176.9 million. The decrease in average loans outstanding was primarily concentrated in residential mortgage loans and multifamily loans as prepayments increased with lower market interest rates. The average yield on loans increased 2 basis points to 4.55% for the six months ended June 30, 2020 from 4.53% for the six months ended June 30, 2019.

Interest income on securities increased $41,000, or 683.3%, for the six months ended June 30, 2020. The average balance of securities increased $5.5 million to $6.0 million at June 30, 2020. The yield on securities decreased 68 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $52,000, or 31.9%. The average balance on other interest-earning assets increased $9.0 million. The yield on other interest-bearing assets decreased 212 basis points due primarily to the decline in market interest rates due to the Federal Reserve’s response to COVID-19.

Interest Expense. Total interest expense increased $90,000, or 6.7%, to $1.4 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019. Interest expense on deposit accounts remained steady at $932,000 for the six months ended June 30, 2020 and 2019. Average interest-bearing deposit account balances increased $13.0 million, or 10.4%, period-to-period, while the average deposit cost decreased 14 basis points to 1.36% for the six months ended June 30, 2020 from 1.50% for the same period in 2019.

Interest expense on savings increased $2,000, or 2.7%during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The average balance of savings accounts increased $5.6 million, while the average cost of savings accounts decreased 5 basis points to 0.38% for the six months ended June 30, 2020. Interest expense on interest-bearing demand accounts decreased $32,000, or 43.2%, to $42,000 for the six months ended June 30, 2020. The average cost of interest-bearing demand accounts decreased 79 basis points to 0.35% for the six months ended June 30, 2020, and the average balances in interest-bearing demand accounts increased $10.9 million during the six months ended June 30, 2020 compared to the same period in 2019. Interest expense on certificates of deposit increased $30,000, or 3.8%. The average cost of certificates increased 18 basis points to 2.20%. The average balance on certificates of deposit decreased $3.6 million to $73.9 million for the six months ended June 30, 2020.

Interest expense on FHLB advances increased $90,000, or 22.6%, to $488,000 for the six months ended June 30, 2020 from $398,000 for the six months ended June 30, 2019. The average balance of advances increased $8.7 million, or 24.5%, for the six months ended June 30, 2020. The average cost of FHLB borrowings decreased 21 basis points due primarily to the overall decrease in interest rates in the economy.

Net Interest Income. Net interest income decreased $98,000, or 3.4%, to $2.8 million for the six months ended June 30, 2020 compared to the same six months in 2019. The interest rate spread decreased by 20 basis points to 2.59% for the six months ended June 30, 2020 compared to 2.79% for the six months ended June 30, 2019. The net interest margin decreased 30 basis points to 2.74% for the six months ended June 30, 2020 compared to 3.04% for the six months ended June 30, 2019.

Provision for Loan Losses. A provision for loan losses of $65,000 was recorded for the six months ended June 30, 2020, an increase of $65,000 as no provision was recorded for the six months ended June 30, 2019. The allowance for loan losses was $1.5 million, or 0.89% of total loans, at June 30, 2020, compared to $1.4 million, or 0.78% of total loans, at June 30, 2019. The Company had no net charge-offs during the six month period ended June 30, 2020. As a percentage of nonperforming loans, the allowance for loan losses was 841.2% at June 30, 2020. There was no other real estate owned at June 30, 2020.

While the credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans, in recognition of the recent economic decline brought about by the COVID-19 pandemic, to potentially affect certain of our borrowers, we adjusted the qualitative factors inherent in our evaluation of the allowance for loan losses related to the overall economy to account for the uncertain impact of recent economic events. Further, while the Bank does not have a direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries, management deemed it prudent to increase the allowance for loan losses during the six months ended June 30, 2020 in recognition of the economic uncertainties.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $1.6 million, or 126.3%, to $2.9 million for the six months ended June 30, 2020 from $1.3 million for the comparable six months in 2019. The gain on sale of loans increased $2.0 million, or 279.0%, to $2.7 million for the six months ended June 30, 2020 from $716,000 for the comparable six months in 2019. The volume of loans sold during the six months ended June 30, 2020 totaled $118.9 million, an increase of $86.1 million, or 263.2%, over the $32.7 million loan sales volume during the six months ended June 30, 2019.

Mortgage servicing fees decreased $387,000, due primarily to a decrease in the fair value of mortgage servicing rights at June 30, 2020. The value of mortgage servicing rights decreased $352,000 for the six months ended June 30, 2020, compared to an increase in the fair value of $45,000 for the comparable period in 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the sharp decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights. The decrease in the value of mortgage servicing rights was offset by a $395,000 increase in the recognition of new servicing rights on the sale of loans. During the six months ended June 30, 2020 we funded $41.2 million in loans serviced for others. No mortgage servicing rights are recorded for loans sold on a servicing-released basis.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 32.2%, to $5.0 million for the six months ended June 30, 2020, over the comparable six months in 2019. Salaries and employee benefits increased $1.2 million, or 57.4%, to $3.2 million for the six months ended June 30, 2020 from $2.1 million for the comparable six months in 2019, due primarily to increased staffing levels of the mortgage-banking operation, loan officer commission expense, increased healthcare costs, and increased payroll expense. During the six months ended June 30, 2020, we hired an additional five mortgage loan officers and six lending and loan servicing support personnel. Loan costs increased $59,000, or 36.8% due to the increase in loan origination volume. Advertising expense increased $50,000, or 82.9%, due to the aforementioned checking account marketing program that we began January 2020. This program had been temporarily suspended due to the COVID-19 pandemic but resumed mid-May 2020. Offsetting these increases were a $132,000, or 34.5%, decrease in data processing expense, due primarily to the elimination of Kentucky Federal’s separate data processing fees and a change in debit card processors during 2019 which resulted in lower debit and ATM card processing costs. FDIC deposit insurance premiums decreased $25,000 resulting from a credit allocated to all financial institutions.

Federal Income Taxes. Federal income tax expense increased $64,000, or 150.0%, to $107,000 for the six months ended June 30, 2020 compared to the same period in 2019. The increase was due primarily to the $250,000, or 70.5%, increase in income before income taxes for the six months ended June 30, 2020. The effective tax rates were 17.7% and 12.1% for the six months ended June 30, 2020 and 2019, respectively. The lower effective tax rate for the six months ended June 30, 2019 was due to a merger related tax adjustment.

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

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$176,884	$4,026	4.55%	$177,764	$4,023	4.53%
Securities	6,029	47	1.56	536	6	2.24
Other (1)	18,946	111	1.17	9,908	163	3.29
Total interest-earning assets	201,859	4,184	4.15	188,208	4,192	4.45
Non-interest-earning assets	29,667			14,328
Total assets	$231,526			$202,536

Interest-bearing liabilities:
Savings	$39,596	$75	0.38	$33,953	$73	0.43
Interest-bearing demand	23,945	42	0.35	12,984	74	1.14
Certificates of deposit	73,948	815	2.20	77,582	785	2.02
Total deposits	137,489	932	1.36	124,519	932	1.50
Borrowings	44,345	448	2.02	35,628	398	2.23
Total interest-bearing liabilities	181,834	1,420	1.56	160,147	1,330	1.66
Non-interest-bearing Demand	15,726			16,361
Other non-interest-bearing liabilities	3,829			3,371
Total non- interest-bearing liabilities	19,555			19,732
Total equity	30,137			22,657
Total liabilities and total equity	$231,526			$202,536
Net interest income		$2,764			$2,862
Net interest rate spread (2)			2.59%			2.79%
Net interest-earning assets (3)	$20,025			$28,061
Net interest margin (4)			2.74%			3.04%
Average interest-earning assets to interest-bearing liabilities			111.01%			117.52%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2020, the Bank had $41.8 million outstanding in advances from the FHLB. At June 30, 2020, the Bank had collateral based capacity to borrow an additional $42.4 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $15.6 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $16.1 million and net cash used in investing activities was $5.6 million for the six months ended June 30, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $(8.9 million) and $8.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2020, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $6.6 million.

At June 30, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $31.9 million, or 13.7% of adjusted total assets, which is above the well-capitalized required level of $11.7 million, or 5.0%; total risk-based capital of $33.4 million, or 20.7% of risk-weighted assets, which is above the well-capitalized required level of $16.1 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $31.9 million, or 19.8%, of risk-weighted assets, which is above the well-capitalized required level of $10.5 million, or 6.5%. At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.5 million, or 10.2% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; and total risk-based capital of $24.9 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $15.3 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2020, and December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2020, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At June 30, 2020, we had no loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc.(1)

3.2	Bylaws of Cincinnati Bancorp, Inc.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on September 11, 2019, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: August 7, 2020	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)