Form 10-Q
period 2020-09-30
Cincinnati Bancorp, Inc.
filed 2020-11-13
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of the registrant’s common stock as of November 4, 2020 was 2,975,625.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2020 (Unaudited) and December 31, 2019

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Cash and due from banks	$2,126,888	$2,348,157
Interest-bearing demand deposits in banks	14,660,115	31,622,109
Federal funds sold	5,085,000	3,765,000
Cash and cash equivalents	21,872,003	37,735,266

Interest-bearing time deposits	1,000,000	-
Available-for-sale debt securities	5,539,738	6,733,213
Loans held for sale	18,119,870	3,114,081
Loans, net of allowance for loan losses of $1,472,545 and $1,407,545, respectively	169,844,971	179,332,026
Premises and equipment, net	3,493,926	3,354,447
Federal Home Loan Bank stock	2,801,800	2,657,400
Interest receivable	552,531	624,333
Mortgage servicing rights	1,615,973	1,213,815
Federal Home Loan Bank lender risk account receivable	1,767,171	1,713,240
Bank-owned life insurance	4,150,910	4,086,645
Other assets	1,184,256	1,237,095
Total assets	$231,943,149	$241,801,561

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$36,255,371	$28,658,432
Savings	44,144,641	37,514,343
Certificates of deposit	67,147,362	77,237,932
Total deposits	147,547,374	143,410,707

Federal Home Loan Bank advances	40,512,000	47,172,066
Stock subscription proceeds in escrow	-	23,407,011
Advances from borrowers for taxes and insurance	1,300,427	1,806,638
Interest payable	75,531	91,636
Directors deferred compensation	590,976	559,295
Deferred tax liabilities	859,941	478,654
Other liabilities	1,319,849	794,389
Total liabilities	192,206,098	217,720,396

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	-	244,327

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 14,000,000 shares, $0.01 par value, 2,975,625 and 2,972,391 issued and outstanding at September 30, 2020 and December 31, 2019, respectively (1)	29,756	29,607
Additional paid-in capital	23,237,090	7,529,850
Unearned ESOP shares	(1,699,372)	(449,313)
Retained earnings - substantially restricted	18,454,160	17,017,683
Accumulated other comprehensive loss	(284,583)	(290,989)
Total stockholders' equity	39,737,051	23,836,838
Total liabilities, temporary equity, and stockholders' equity	$231,943,149	$241,801,561

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$1,917,455	$2,090,641	$5,943,370	$6,113,727
Securities	8,140	5,812	55,354	12,227
Dividends on Federal Home Loan Bank stock and other	22,796	73,123	133,968	236,381
Total interest and dividend income	1,948,391	2,169,576	6,132,692	6,362,335

Interest Expense
Deposits	385,543	488,044	1,317,389	1,420,147
Federal Home Loan Bank advances	228,812	274,770	716,956	673,009
Total interest expense	614,355	762,814	2,034,345	2,093,156

Net Interest Income	1,334,036	1,406,762	4,098,347	4,269,179

Provision for Loan Losses	-	25,000	65,000	25,000

Net Interest Income After Provision for Loan Losses	1,334,036	1,381,762	4,033,347	4,244,179

Noninterest Income
Gain on sales of loans	3,202,816	544,208	5,917,147	1,260,415
Mortgage servicing fees (costs)	(144,748)	(88,342)	(364,031)	79,583
Other	209,215	225,185	650,464	638,582
Total noninterest income	3,267,283	681,051	6,203,580	1,978,580

Noninterest Expense
Salaries and employee benefits	2,271,612	1,079,464	5,510,319	3,136,506
Occupancy and equipment	184,583	146,143	513,196	435,840
Directors compensation	42,251	43,773	132,583	148,333
Data processing	182,821	136,330	433,203	518,469
Professional fees	100,444	86,104	246,505	231,101
Franchise tax	55,202	54,081	166,062	154,379
Deposit insurance premiums	14,875	8,985	17,894	37,391
Advertising	79,575	14,936	190,809	75,759
Software licenses	38,483	31,885	108,023	88,842
Loan costs	194,191	117,376	412,896	277,237
Net gains on sales of foreclosed assets	-	(35,944)	-	(90,418)
Merger-related expenses	-	-	-	18,000
Other	244,360	216,321	707,391	673,026
Total noninterest expense	3,408,397	1,899,454	8,438,881	5,704,465

Income Before Income Taxes	1,192,922	163,359	1,798,046	518,294

Provision for Income Taxes	254,389	17,217	361,568	60,097

Net Income	$938,533	$146,142	$1,436,478	$458,197

Earnings per common share - basic	$0.32	$0.05	$0.50	$0.16
Earnings per common share - diluted	$0.32	$0.05	$0.49	$0.16
Weighted-average shares outstanding - basic (1)	2,891,567	2,859,981	2,882,861	2,858,016
Weighted-average shares outstanding - diluted (1)	2,921,391	2,907,087	2,914,519	2,897,342

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net Income	$938,533	$146,142	$1,436,478	$458,197

Other Comprehensive Income:
Net unrealized gains (loss) on available-for-sale securities	13,411	(6,688)	46,993	(4,654)
Tax expense (benefit)	(2,816)	1,404	(9,869)	977
Changes in directors' retirement plan prior service costs	(12,962)	(10,161)	(38,885)	(30,481)
Tax benefit	2,722	2,134	8,166	6,401
Other comprehensive income (loss)	355	(13,311)	6,405	(27,757)

Comprehensive Income	$938,888	$132,831	$1,442,883	$430,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2020 and 2019 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2020:

Balance, July 1, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,627	$(284,938)	$38,744,707

ESOP shares earned	-	(2,649)	25,713	-	-	23,064

Stock based compensation expense	-	30,392	-	-	-	30,392

Net income	-	-	-	938,533	-	938,533

Other comprehensive income	-	-	-	-	355	355

Balance, September 30, 2020	$29,756	$23,237,090	$(1,699,372)	$18,454,160	$(284,583)	$39,737,051

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2019:

Balance, July 1, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

Issuance of common stock	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(17,209)	-	-	-	(17,209)

ESOP shares earned	-	4,951	11,233	-	-	16,184

Stock based compensation expense	-	25,790	-	-	-	25,790

Net income	-	-	-	146,142	-	146,142

Other comprehensive loss	-	-	-	-	(13,311)	(13,311)

Balance, September 30, 2019	$29,607	$7,515,291	$(460,546)	$16,677,406	$(280,199)	$23,481,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2020 and 2019 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2020:

Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,682	$(290,988)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	-	-	14,284,580

Contribution by CF Mutual Holding Company		50,000	-	-	-	50,000

Exchange of common stock	(29,607)	-	-	-	-	(29,607)

ESOP shares earned	-	(1,927)	72,311	-	-	70,384

Stock-based compensation expense	-	81,973	-	-	-	81,973

Net income	-	-	-	1,436,478	-	1,436,478

Other comprehensive income	-	-	-	-	6,405	6,405

Balance, September 30, 2020	$29,756	$23,237,090	$(1,699,372)	$18,454,160	$(284,583)	$39,737,051

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2019:

Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

Issuance of common stock	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(45,848)	-	-	-	(45,848)

ESOP shares earned	-	12,162	33,699	-	-	45,861

Stock-based compensation expense	-	77,372	-	-	-	77,372

Net income	-	-	-	458,197	-	458,197

Other comprehensive income	-	-	-	-	(27,757)	(27,757)

Balance, September 30, 2019	$29,607	$7,515,291	$(460,546)	$16,677,406	$(280,199)	$23,481,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019 (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$1,436,478	$458,197
Items not requiring (providing) cash:
Depreciation and amortization	166,090	144,132
Provision for loan losses	65,000	25,000
Amortization of premiums and discounts on securities, net	18,138	9,445
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	3,086	3,471
Change in deferred income taxes	155,766	44,791
Gain on sale of loans	(5,917,147)	(1,260,415)
Proceeds from the sale of loans held for sale	251,935,816	58,545,090
Origination of loans held for sale	(261,024,458)	(61,998,294)
Earnings on cash surrender value of bank-owned life insurance	(64,265)	(67,375)
Stock-based compensation expense	81,973	77,372
ESOP shares earned	70,384	45,861
Gain on sale of foreclosed assets	-	(90,418)
Changes in:
Interest receivable	71,802	(75,040)
Mortgage servicing rights	(402,158)	(53,318)
Federal Home Loan Bank lender risk account receivable	(53,931)	132,471
Other assets	52,839	(220,551)
Interest payable	(16,105)	42,267
Other liabilities	742,074	270,962
Net cash used in operating activities	(12,678,618)	(3,966,352)

Investing Activities
Net change in interest-bearing deposits	(1,000,000)	-
Proceeds from maturities of available-for-sale securities	1,222,330	251,504
Purchase of available for sale securities	-	(1,965,811)
Purchase of Federal Home Loan Bank stock	(144,400)	(74,300)
Net change in loans	9,422,055	(13,497,348)
Proceeds from the maturities of interest-bearing time deposits	-	200,000
Purchase of premises and equipment	(305,569)	(113,521)
Proceeds from sale of foreclosed assets	-	240,643
Net cash provided by (used in) investing activities	9,194,416	(14,958,833)

Financing Activities
Net decrease in deposits	(19,270,344)	(4,117,362)
Proceeds from stock issuance	14,060,646	14
Proceeds from Federal Home Loan Bank advances	14,000,000	106,486,000
Repayment of Federal Home Loan Bank advances	(20,663,152)	(79,324,000)
Proceeds from stock options exercised	-	12,860
Net decrease in advances from borrowers for
taxes and insurance	(506,211)	(215,575)
Net cash provided by (used in) financing activities	(12,379,061)	22,841,937

(Decrease) Increase in Cash and Cash Equivalents	(15,863,263)	3,916,752
Cash and Cash Equivalents, Beginning of Period	37,735,266	11,089,189
Cash and Cash Equivalents, End of Period	$21,872,003	$15,005,941

Supplemental Cash Flows Information
Interest paid	$2,050,450	$2,050,889
Income taxes paid	231,193	-
Real estate acquired in settlement of loans	-	48,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Bancorp”), the predecessor to Cincinnati Bancorp, Inc. (“Company”), was the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana.

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

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s in-scope revenue from contracts with customers is recognized within other noninterest income.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, include the accounts of the Company and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2020, or any other period.

The accompanying condensed consolidated financial statements as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, should be read in conjunction with the audited financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities:

September 30, 2020 (unaudited):
Mortgage-backed securities of government sponsored entities	$5,499,982	$42,684	$(2,928)	$5,539,738

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$6,740,450	$7,335	$(14,572)	$6,733,213

The Company had no sales of investment securities during the three month and nine month periods ended September 30, 2020 and 2019. The Company had not pledged any of its investment securities as of September 30, 2020 or December 31, 2019.

The amortized cost and fair value of available-for-sale securities at September 30, 2020 and December 31, 2019, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2020 and December 31, 2019 was $197,178 and $5,814,388, respectively, which was approximately 3.6% and 86.4%, respectively, of the Company’s investment portfolio at those respective dates.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2020 and December 31, 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2020:
Mortgage-backed securities of government sponsored entities	$51,529	$(518)	$145,649	$(2,410)	$197,178	$(2,928)

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$5,582,540	$(14,154)	$231,848	$(418)	$5,814,388	$(14,572)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2020 and December 31, 2019 include:

	September 30,	December 31,
	2020	2019
	(Unaudited)
One to four family mortgage loans - owner occupied	$79,018,999	$91,919,064
One to four family - investment	12,570,884	12,846,342
Multi-family mortgage loans	38,680,588	36,628,238
Nonresidential mortgage loans	26,728,087	23,377,598
Construction and land loans	5,611,889	5,329,188
Real estate secured lines of credit	10,560,399	10,029,917
Commercial loans	1,396,309	557,268
Other consumer loans	333,617	863,546
Total loans	174,900,772	181,551,161

Less:
Net deferred loan costs	(342,969)	(482,681)
Undisbursed portion of loans	3,926,225	1,294,271
Allowance for loan losses	1,472,545	1,407,545

Net loans	$169,844,971	$179,332,026

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months and nine months ended September 30, 2020 and 2019 and the year ended December 31, 2019:

	At or for the Nine Months Ended September 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	53,694	1,349	(155,411)	157,250	15,485	(18,670)	19,080	(7,777)	65,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$378,341	$83,568	$368,772	$434,276	$84,942	$86,517	$30,488	$5,641	$1,472,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$357,619	$75,555	$368,772	$434,276	$84,942	$86,517	$30,488	$5,641	$1,443,810
Loans:
Ending balance	$79,018,999	$12,570,884	$38,680,588	$26,728,087	$5,611,889	$10,560,399	$1,396,309	$333,617	$174,900,772

Ending balance: Individually evaluated for impairment	$1,160,983	$569,212	$213,116	$43,562	$-	$59,268	$-	$-	$2,046,141

Ending balance: Collectively evaluated for impairment	$77,858,016	$12,001,672	$38,467,472	$26,684,525	$5,611,889	$10,501,131	$1,396,309	$333,617	$172,854,631

	At or for the Three Months Ended September 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545
Provision (credit) charged to expense	(71,172)	(14,173)	20,655	37,054	9,348	20,795	(1,732)	(775)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$378,341	$83,568	$368,772	$434,276	$84,942	$86,517	$30,488	$5,641	$1,472,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or for Nine Months Ended September 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(81,169)	(27,962)	138,667	6,201	(10,142)	(1,320)	(1,443)	2,168	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$361,030	$87,043	$363,051	$188,539	$90,045	$295,553	$7,558	$14,726	$1,407,545

	At or for the Three Months Ended September 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988
Provision (credit) charged to expense	(81,169)	(27,962)	138,667	6,201	(10,142)	(1,320)	(1,443)	2,168	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	-	(22,443)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$361,030	$87,043	$363,051	$188,539	$90,045	$295,553	$7,558	$14,726	$1,407,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2019
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(117,552)	(32,786)	299,799	94,688	(30,730)	(191,686)	2,407	860	25,000
Losses charged offRecoveries	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Balance, end of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$303,925	$74,206	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,378,810
Loans:
Ending balance	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Ending balance: Individually evaluated for impairment	$1,115,573	$760,733	$507,066	$56,190	$-	$81,505	$-	$-	$2,521,067

Ending balance: Collectively evaluated for impairment	$90,803,491	$12,085,609	$36,121,172	$23,321,408	$5,329,188	$9,948,412	$557,268	$863,546	$179,030,094

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$78,330,038	$11,927,786	$38,599,760	$26,206,289	$5,611,889	$10,407,609	$1,396,309	$333,617	$172,813,297
Special mention	115,200	528,524	-	521,798	-	-	-	-	1,165,522
Substandard	573,761	114,574	80,828	-	-	152,790	-	-	921,953
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$79,018,999	$12,570,884	$38,680,588	$26,728,087	$5,611,889	$10,560,399	$1,396,309	$333,617	$174,900,772

	December 31, 2019
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$91,281,765	$12,115,427	$36,256,469	$22,813,758	$5,329,188	$9,870,477	$557,268	$863,546	$179,087,898
Special mention	-	548,876	-	563,840	-	-	-	-	1,112,716
Substandard	637,299	182,039	371,769	-	-	159,440	-	-	1,350,547
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months or nine months ended September 30, 2020.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$174,585	$174,585	$78,844,414	$79,018,999	$-
One to four family - investment	-	-	-	-	12,570,884	12,570,884	-
Multi-family mortgage loans	-	-	-	-	38,680,588	38,680,588	-
Nonresidential mortgage loans	-	-	-	-	26,728,087	26,728,087	-
Construction & land loans	-	-	-	-	5,611,889	5,611,889	-
Real estate secured lines of credit	-	-	-	-	10,560,399	10,560,399	-
Commercial loans	-	-	-	-	1,396,309	1,396,309	-
Other consumer loans	-	-	-	-	333,617	333,617	-

Total	$-	$-	$174,585	$174,585	$174,726,187	$174,900,772	$-

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$110,934	$110,934	$91,808,130	$91,919,064	$-
One to four family - investment	-	-	-	-	12,846,342	12,846,342	-
Multi-family mortgage loans	-	-	-	-	36,628,238	36,628,238	-
Nonresidential mortgage loans	-	-	-	-	23,377,598	23,377,598	-
Construction & land loans	-	-	-	-	5,329,188	5,329,188	-
Real estate secured lines of credit	97,679	-	-	97,679	9,932,238	10,029,917	-
Commercial loans	-	-	-	-	557,268	557,268	-
Other consumer loans	-	-	-	-	863,546	863,546	-

Total	$97,679	$-	$110,934	$208,613	$181,342,548	$181,551,161	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and loans modified in troubled debt restructurings (“TDRs”).

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for September 30, 2020, September 30, 2019 and December 31, 2019:

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2020 (Unaudited)			September 30, 2020		September 30, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,101,454	$1,101,454	$-	$1,104,471	12,064	$1,110,663	$37,388
One to four family - investment	358,573	358,573	-	362,529	5,591	367,480	16,538
Multi-family mortgage loans	213,116	213,116	-	213,755	2,963	370,624	19,239
Nonresidential mortgage loans	43,562	43,562	-	45,581	636	49,805	2,116
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	59,268	59,268	-	59,735	1,028	60,527	3,116
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	59,529	80,251	20,722	80,390	259	80,934	1,439
One to four family - investment	210,639	218,652	8,013	219,921	1,008	220,921	8,389
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,046,141	$2,074,876	$28,735	$2,086,382	$23,549	$2,260,954	$88,225

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2019 (Unaudited)			September 30, 2019		September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,014,485	$1,014,485	$-	$1,017,137	11,815	$1,037,293	$38,717
One to four family - investment	378,530	378,530	-	381,591	5,949	385,557	16,101
Multi-family mortgage loans	508,621	508,621	-	509,764	12,797	511,849	29,566
Nonresidential mortgage loans	75,852	75,852	-	77,662	1,182	79,530	2,415
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	83,926	83,926	-	85,497	1,380	87,490	3,943
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	66,568	68,366	1,798	68,366	-	68,366	-
One to four family - investment	361,668	397,470	35,802	399,117	4,807	403,613	15,593
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,489,650	$2,527,250	$37,600	$2,539,134	$37,930	$2,573,698	$106,335

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,054,515	$1,054,515	$-	$1,077,076	$52,394
One- to four-family - investment	374,389	374,389	-	383,268	21,191
Multi-family mortgage loans	507,066	507,066	-	510,866	43,647
Nonresidential mortgage loans	56,190	56,190	-	75,260	4,583
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	81,505	81,505	-	86,326	5,416
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	61,058	81,780	20,722	79,941	1,170
One- to four-family - investment	386,344	394,357	8,013	401,718	19,965
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$2,521,067	$2,549,802	$28,735	$2,614,455	$148,366

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at September 30, 2020 and December 31, 2019. This table excludes accruing TDRs, which totaled $1,068,000 and $1,445,000 at September 30, 2020 and December 31, 2019, respectively.

	September 30,	December 31,
	2020	2019
(Unaudited)
One- to four-family mortgage loans	$174,585	$110,934
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	-
Total	$174,585	$110,934

At September 30, 2020, the Company had no loans that were modified in a TDR and that were impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs at September 30, 2020. The following table presents the newly classified TDR’s at December 31, 2019:

December 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	3	$266,418	$240,926
Residential 1-4 family - investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	1	-	40,627
Commercial loans	-	-	-
Consumer loans	-	-	-
	4	$266,418	$281,553

Newly classified TDRs, by type of modification, are as follows for December 31, 2019:

December 31, 2019
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$-	$-	$240,926	$240,926
Residential 1-4 family -investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,627	-	-	40,627
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-
	$40,627	$-	$240,926	$281,553

There were no TDRs modified during the nine months ended September 30, 2020 that subsequently defaulted. As of September 30, 2020, borrowers with loans designated as TDRs totaling $855,000 of residential real estate loans and $213,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2020, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no foreclosed real estate properties at September 30, 2020 or December 31, 2019. There was one consumer mortgage loan in process of foreclosure totaling $ 65,446 at September 30, 2020.

NOTE 4:      Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and nine month periods ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudied)
Net income	$938,533	$146,142	$1,436,478	$458,197
Less allocation of net income to participating securities	3,990	1,118	8,787	4,473
Net income allocated to common shareholders	934,543	145,024	1,427,691	453,724

Shares outstanding for basic earnings per share (1):
Shares issued	2,965,593	2,937,127	2,954,316	2,937,918
Less: Average unearned ESOP shares	74,026	77,146	71,455	79,902

Weighted-average shares outstanding - basic	2,891,567	2,859,981	2,882,861	2,858,016

Basic earnings per common share	$0.32	$0.05	$0.50	$0.16

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,891,567	2,859,981	2,882,861	2,858,016
Stock options	29,824	47,106	31,658	39,326
Weighted-average shares outstanding - diluted	2,921,391	2,907,087	2,914,519	2,897,342

Diluted earnings per share	$0.32	$0.05	$0.49	$0.16

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2020 and December 31, 2019, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at September 30, 2020.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2020 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$34,467	20.4%	$13,525	8.0%	$16,907	10.0%

Tier I capital (to risk-weighted assets)	32,994	19.5%	10,144	6.0%	13,525	8.0%

Common Equity Tier I capital (to risk-weighted assets)	32,994	19.5%	7,608	4.5%	10,989	6.5%

Tier I capital (to adjusted average total assets)	32,994	14.3%	9,227	4.0%	11,534	5.0%

As of December 31, 2019

Total risk-based capital (to risk-weighted assets)	$24,898	16.3%	$12,204	8.0%	$15,255	10.0%

Tier I capital (to risk-weighted assets)	23,490	15.4%	9,153	6.0%	12,204	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,490	15.4%	6,865	4.5%	9,916	6.5%

Tier I capital(to adjusted average total assets)	23,490	10.2%	9,183	4.0%	11,478	5.0%

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

Recurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2020 (Unaudited)
Mortgage-backed securities of government sponsored entities	$5,539,738	$-	$5,539,738	$-
Mortgage servicing rights	1,615,973	-	-	1,615,973

December 31, 2019
Mortgage-backed securities of government sponsored entities	$6,733,213	$-	$6,733,213	$-
Mortgage servicing rights	1,213,815	-	-	1,213,815

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

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of loan balance, weighted-average coupon, weighted-average maturity, escrow payments, servicing fees, prepayment speeds, float, cost to service, ancillary income, and discount rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
		(Unaudited)
Fair value as of the beginning of the period	$1,256,842	$1,398,293	$1,213,815	$1,252,740
Recognition of mortgage servicing rights on the sale of loans	594,455	60,088	989,479	146,766
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(235,324)	(152,323)	(587,321)	(93,448)

Fair value at the end of the period	$1,615,973	$1,306,058	$1,615,973	$1,306,058

Mortgage servicing rights are carried on the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis September 30, 2020 and December 31, 2019.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2020 (Unaudited)

Collateral-dependent impaired loans	$174,585	$-	$-	$174,585

December 31, 2019

Collateral-dependent impaired loans	$51,568	$-	$-	$51,568

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2020 and December 31, 2019:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2020 (Unaudited)
Mortgage servicing rights	$1,615,973	Discounted cash flow	Discount rate PSA prepayment speeds	10% 144-444%

Impaired loans (collateral dependent)	$174,585	Market comparable properties	Marketability discount	10%-15% 12%

December 31, 2019
Mortgage servicing rights	$1,213,815	Discounted cash flow	Discount rate PSA prepayment speeds	10% 89%-173%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% 12%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

The estimated fair value of loans follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2020 and December 31, 2019, the fair value of commitments was not material.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2020 and December 31, 2019:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2020 (Unaudited)
Financial Assets:
Cash and cash equivalents	$21,872,003	$21,872,003	$-	$-
Interest-bearing time deposits	1,000,000	-	1,000,000	-
Loans held for sale	18,119,870	-	18,577,604	-
Loans, net of allowance for loan losses	169,844,971	-	-	168,401,288
Federal Home Loan Bank stock	2,801,800	-	2,801,800	-
Interest receivable	552,531	-	552,531	-
Federal Home Loan Bank lender risk account receivable	1,767,171	-	-	2,147,762

Financial Liabilities:
Deposits	147,547,374	80,400,012	68,795,698	-
Federal Home Loan Bank advances	40,512,000	-	42,032,042	-
Advances from borrowers for taxes and insurance	1,300,427	-	1,300,427	-
Interest payable	75,531	-	75,531	-

December 31, 2019
Financial Assets:
Cash and cash equivalents	$37,735,266	$37,735,266	$-	$-
Loans held for sale	3,114,081	-	3,178,068	-
Loans, net of allowance for loan losses	179,332,026	-	-	175,117,724
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	624,333	-	624,333	-
Federal Home Loan Bank lender risk account receivable	1,713,240	-	-	1,820,707

Financial Liabilities:
Deposits	143,410,707	66,172,775	78,065,313	-
Federal Home Loan Bank advances	47,172,066	-	47,707,920	-
Stock subscription proceeds in escrow	23,407,011	23,407,011	-
Advances from borrowers for taxes and insurance	1,806,638	-	1,806,638	-
Interest payable	91,636	-	91,636	-

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

Commitments to fund fixed rate loans at September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020		December 31, 2019
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$43,290,440	2.25% - 4.375%	$3,917,445	3.5% - 5.125%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at September 30, 2020 and December 31, 2019, including commitments for fixed-rate loans shown above, were composed of the following:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Commitments to originate loans for portfolio	$1,278,655	$761,055
Forward sale commitments	61,377,237	7,031,526
Lines of credit	17,709,475	16,840,828

NOTE 8:          Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
	(Unaudited)
Net unrealized gain (loss) on available for sale securities	$39,756	$(7,237)

Directors' retirement plan	(400,445)	(361,104)
	(360,689)	(368,341)
Tax benefit	(76,106)	(77,352)

Net of tax amount	$(284,583)	$(290,989)

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

Activity in the stock option plan was as follows for the nine months ended September 30, 2020 and 2019:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
September 30, 2020
Outstanding, beginning of period	118,458	$5.84	7.25	$371,885
Granted	11,000	9.38	10.00	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	129,458	$6.14	7.00	$367,485

Exercisable, end of period	71,076	$5.84	6.75	$223,179

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
September 30, 2019
Outstanding, beginning of period	129,479	$5.84	8.50	$194,008
Granted	-	-
Exercised	(3,306)	$5.84
Forfeited	(7,714)	$5.84

Outstanding, end of period	118,458	$5.84	7.75	$456,416

Exercisable, end of period	47,383	$5.84	7.75	$182,566

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the restricted period, the holders are entitled to full voting rights and dividends, and are therefore considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements was $30,392 for the three months ended September 30, 2020 and $25,790 for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, the compensation costs were $81,973 and $77,372, respectively.

As of September 30, 2020, there was approximately $228,999 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan, which is expected to be recognized over a weighted-average period of 2.4 years.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, FASB approved a final ASU delaying the effective date for nonpublic business entities. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The Company adopted ASU No. 2016-02 effective January 1, 2020, as required, without material effect on the Company’s consolidated financial position or results of operations, since the Company does not have a material amount of lease agreements. The right of use asset and lease obligation recorded as of September 30, 2020 was approximately $200,000 and is reflected in other assets and liabilities, respectively on the balance sheet. The modified retrospective method was applied. Due to immateriality of the impact, certain disclosures under ASU 842 have been omitted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2020 and 2019 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2019, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Loan Modifications

Beginning in March 2020, we began receiving requests from certain of our borrowers for loan payment deferrals. These modifications for our portfolio loans are for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request is evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continues to accrue during the deferral period. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. Collectability of accrued interest will be evaluated on a case-by-case basis once the deferral period is ended. At this time, it is uncertain what the potential impact of loan deferrals will have on the financial position, results of operations and the allowance for loan losses. The following tables provide further information on coronavirus payment deferral modifications for loans held in portfolio approved as of September 30, 2020 and June 30, 2020:

COVID-19 Deferrals Update	As of September 30, 2020		As of June 30, 2020
(Unaudited)
	Recorded	Number	Recorded	Number
	Balance	of Accounts	Balance	of Accounts
One to four family mortgage loans - owner occupied	$185,094	1	$6,475,600	39
One to four family mortgage loans - investment	58,645	1	2,671,105	21
Multifamily	-	-	7,778,734	9
Nonresidential	418,784	1	3,662,050	9
Land	-	-	239,179	1

Loan payment deferral modifications	$662,523	3	$20,826,668	79

Residential Payment Deferrals by Deferral Type	As of September 30, 2020		As of June 30, 2020
(Unaudited)
	Recorded	Number	Recorded	Number
	Balance	of Accounts	Balance	of Accounts
One to four family mortgage loans - owner occupied

Three months or less principal and interest	$-	-	$6,304,615	38
More than three months principal and interest	185,094	1	170,985	1

One to four family mortgage loans - investment

Three months or less principal and interest	-	-	2,671,105	9
More than three months principal and interest	58,645	1	-	-

Total residential payment deferrals	$243,739	2	$9,146,705	48

Commercial Payment Deferrals by Deferral Type
(Unaudited)
	Recorded	Number	Recorded	Number
	Balance	of Accounts	Balance	of Accounts
Multifamily:

Three months or less principal and interest	$-	-	$7,778,734	9
More than three months principal and interest	-	-	-	-

Nonresidential:

Three months or less principal and interest	-	-	3,240,031	8
More than three months principal and interest	418,784	1	422,019	1

Construction and land loans:

Three months or less principal and interest	-	-	239,179	1
More than three months principal and interest	-	-	-	-

Total commercial payment deferrals	$418,784	1	$11,679,963	19

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. At this time, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position. The following table shows the coronavirus payment deferral modifications approved for loans sold as of September 30, 2020 and June 30, 2020:

COVID-19 Loans Serviced for Others Deferrals Update	As of September 30, 2020		As of June 30, 2020
	Recorded	Number	Recorded	Number
	Investor Balance	of Accounts	Investor Balance	of Accounts

FHLB -Cincinnati	$310,053	2	$1,838,299	10
Freddie Mac	340,632	2	1,851,226	15

Total	$650,685	4	$3,689,525	25

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. As of September 30, 2020 we have originated 23 PPP loans totaling $633,800. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk. PPP loans are included within the commercial loans category.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of September 30, 2020 as a result of the decrease in market interest rates in response to COVID-19. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future decreases in the fair value of our MSRs.

Financial position and results of operations

Pertaining to our September 30, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan losses (“ALL”). While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. Given that the economy has deteriorated significantly since the pandemic was declared in early March, our need for additional allowance for loan losses has potentially increased. As of September 30, 2020, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not materially deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of September 30, 2020, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company has deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  As the pandemic has progressed through the nine months ended September 30, 2020, most of our employees returned to their offices. As of September 30, 2020, our branch lobbies were open for customer transactions with appropriate safety measures established. However, with the current spike in COVID-19 cases in Ohio and Kentucky we have closed our lobbies. Our employees are working from home where practicable. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments.  We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately retail residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of September 30, 2020, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of General Electric employees are borrowers from the Company, and their ability to service their debt may be or may become impaired.

Comparison of Financial Condition at September 30, 2020 and December 31, 2019

Total Assets. Total assets were $231.9 million at September 30, 2020, a decrease of $9.9 million, or 4.1%, from the $241.8 million at December 31, 2019. The decrease resulted primarily from a decrease in cash and cash equivalents of $15.9 million and loans, net of allowance, of $9.5 million, partially offset by an increase in loans held for sale of $15.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $15.9 million, or 42.0%, to $21.9 million at September 30, 2020, from $37.7 million at December 31, 2019. The Company completed the second-step common stock offering effective January 22, 2020, which resulted in net offering proceeds of $14.1 million. The decrease in cash and cash equivalents was primarily attributable to the Company’s return of $9.8 million in stock subscription proceeds received during the subscription period, in excess of the maximum offering amount, which was held on our balance sheet at December 31, 2019 and an increase in loans held sale of $15.0 million, partially offset by an increase of $4.1 million, or 2.9%, in core deposits.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $1.0 million at September 30, 2020, as management elected to invest funds from the common stock offering into short-term deposits yielding 1.80%.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $1.2 million or 17.7%, to $5.5 million at September 30, 2020 from $6.7 million at December 31, 2019, due primarily to principal repayments during the period.

Net Loans. Net loans decreased $9.5 million, or 5.3%, to $169.8 million at September 30, 2020 from $179.3 million December 31, 2019. The decrease in loans was attributable to increased prepayments, as borrowers elected to refinance their loans given the reduction in interest rates due to the Federal Reserve’s response to COVID-19. Owner-occupied residential loans decreased $12.9 million, or 14.0%, as borrowers refinanced at lower mortgage rates. The decrease in residential loans was offset by a $15.0 million increase in loans held for sale. Multifamily loans increased $2.1 million, or 5.6%. Nonresidential loans increased $3.4 million, or 14.3%. Commercial loans increased $839,000, or 150.6%, primarily due to the origination of $634,000 in PPP loans.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $15.0 million, or 481.9%, to $18.1 million at September 30, 2020 from $3.1 million at December 31, 2019, as a result of increased origination of loans to be sold due to declining mortgage interest rates. If the low interest rate environment continues, we would expect to continue to experience increased origination and sale activity in future periods.

During the nine months ended September 30, 2020, we sold $246.0 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Recent economic events, including a reduction in interest rates by the Federal Reserve Board, in its efforts to address the overall economic slowdown brought about by the COVID-19 pandemic, have reduced mortgage interest rates and have had a favorable impact on our originations of fixed-rate mortgage loans, which we have classified as held for sale to the secondary market. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income, particularly if the prevailing low interest rate environment persists. During the nine months ended September 30, 2020, we hired an additional five mortgage loan officers and nine lending and loan servicing support personnel.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $402,000, or 33.1%, to $1.6 million at September 30, 2020, from $1.2 million at December 31, 2019, primarily due to the increased balance of mortgage loans serviced for others. The appraised fair value servicing multiple of our mortgage servicing rights was adversely impacted by the increased prepayment speed assumptions used in the appraisal as a result of the current low interest rate environment. The balance of residential mortgage loans serviced for others increased to $187.7 million at September 30, 2020 compared to $103.9 at December 31, 2019. New mortgage servicing rights recorded for the nine months ended September 30, 2020 were $1.0 million, offset by a decrease in the fair value of mortgage servicing rights of $587,000. The appraised value of the mortgage servicing rights decreased 9 basis points to 0.86% during the quarter ended September 30, 2020.

Deposits. Deposits increased $4.1 million, or 2.9%, to $147.5 million at September 30, 2020 from $143.4 million at December 31, 2019. Core deposits, defined as demand and savings accounts, increased $14.2 million, or 21.5%, to $80.4 million at September 30, 2020 from $66.2 million at December 31, 2019. The increase was primarily the result of deposit shifts from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances. Time deposits decreased $10.1 million, or 13.1%, to $67.1 million at September 30, 2020 from $77.2 million at December 31, 2019. The reduction in time deposits is part of a planned strategy to reduce our dependence on higher cost funding sources and increase checking and savings account balances. Certificates originated through the National CD Rateline service decreased to $5.8 million at September 30, 2020, and are included in the decrease in time deposits noted above.

During the nine months ended September 30, 2020, management continued its strategy of pursuing growth in lower cost core deposits. The Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March as we closed the lobbies in our branch offices due to the COVID-19 pandemic. The program was resumed mid-May 2020 when we re-opened our office lobbies to customers.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $6.7 million, or 14.1%, to $40.5 million at September 30, 2020. The decrease in FHLB advances is part of management’s strategy to reduce wholesale funding when appropriate to achieve a lower cost of funds.

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

Stockholders’ Equity. Stockholders’ equity increased $15.9 million, or 66.7%, to $39.7 million at September 30, 2020 from $23.8 million at December 31, 2019. The increase was primarily due to the $14.1 million net proceeds from the stock offering and net income of $1.4 million for the nine month period ended September 30, 2020.

Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019

General. The Company recorded net income of $939,000 for the quarter ended September 30, 2020, an increase of $792,000 over the quarter ended September 30, 2019. The increase in net income was primarily due to a $2.6 million increase in noninterest income, primarily due to a $2.7 million increase in gain on sale of loans, which was partially offset by a $1.5 million increase in noninterest expense, a $237,000 increase in federal income tax expense and a $73,000 decrease in net interest income.

Interest and Dividend Income. Interest income decreased $221,000, or 10.2%, to $1.9 million for the quarter ended September 30, 2020 compared to the comparable quarter in 2019. Interest income on loans decreased $173,000, or 8.3%, to $1.9 million as of September 30, 2020. The average balance of portfolio loans during the three months ended September 30, 2020 decreased $15.0 million to $166.5 million, compared to the three months ended September 30, 2019. The decrease in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans as prepayments increased during the quarter. The average yield on loans decreased 13 basis points to 4.30% for the three months ended September 30, 2020 from 4.43% for the three months ended September 30, 2019. The average balance of loans held for sale increased $13.1 million, or 280.5%, during the quarter ended September 30, 2020 compared to the same quarter in 2019, while the average yield on loans held for sale decreased 70 basis points, to 2.80% for the three months ended September 30, 2020 from 3.50% for the same quarter in 2019.

Interest income on securities increased $2,000, or 40.1%, for the three months ended September 30, 2020. The average balance of securities increased $4.9 million to $5.8 million at September 30, 2020. The yield on securities decreased 133 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $50,000, or 68.5%. The average balance on other interest-earning assets increased $13.8 million. The yield on other interest-bearing assets decreased 201 basis points due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates.

Interest Expense. Total interest expense decreased $149,000, or 19.5%, to $614,000 for the quarter ended September 30, 2020 from $763,000 for the quarter ended September 30, 2019. Interest expense on deposit accounts decreased $103,000, or 21.0%, to $386,000 for the quarter ended September 30, 2020 from the quarter ended September 30, 2019. The decrease in deposit expense between comparable quarters in 2020 from 2019 was primarily due to a 46 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings decreased $32,000, or 61.5%, during the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, due to lower market interest rates. The average balance of savings accounts increased $7.4 million. Interest expense on interest-bearing demand accounts decreased $29,000 to $9,000 for the quarter ended September 30, 2020. The average balances in interest-bearing demand accounts increased $12.4 million during the three months ended September 30, 2020 compared to September 30, 2019. Interest expense on certificates of deposit decreased $41,000, or 10.3%. The average cost of certificates decreased 13 basis points to 2.06%. The average balance of certificates of deposit decreased $3.4 million to $69.3 million at September 30, 2020.

Interest expense on FHLB advances decreased $46,000, or 16.7%, to $229,000 for the quarter ended September 30, 2020 from $275,000 for the quarter ended September 30, 2019. The average balance of advances decreased $9.0 million, or 18.1%, for the quarter ended September 30, 2020. The average cost of FHLB borrowings increased 4 basis points to 2.24% for the quarter ended September 30, 2020.

Net Interest Income. Net interest income decreased $73,000, or 5.2%, to $1.3 million for the quarter ended September 30, 2020 compared to the same quarter in 2019. The interest rate spread decreased to 2.27% for the quarter ended September 30, 2020 compared to 2.63% for the quarter ended September 30, 2019. The net interest margin decreased 35 basis points to 2.47% for the quarter ended September 30, 2020 compared to 2.82% for the quarter ended September 30, 2019.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the three months ended September 30, 2020. The allowance for loan losses was $1.5 million, or 0.86% of total loans, at September 30, 2020, compared to $1.4 million, or 0.76% of total loans, at September 30, 2019. The Company had no net charge-offs during the three-month period ended September 30, 2020. As a percentage of nonperforming loans, the allowance for loan losses was 843.5% at September 30, 2020. Additionally, the balance of total portfolio loans outstanding decreased $6.7 million, or 3.7%, at September 30, 2020 compared to December 31, 2019.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. However, in recognition of the recent economic decline brought about by the COVID-19 pandemic, to potentially affect certain of our borrowers, we adjusted the qualitative factors inherent in our evaluation of the allowance for loan losses related to the overall economy to account for the uncertain impact of recent economic events. Further, the Bank does not have a direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $2.6 million, or 379.7%, to $3.3 million for the quarter ended September 30, 2020 from $681,000 for the comparable quarter in 2019. The gain on sale of loans increased $2.7 million, or 488.5%, to $3.2 million for the quarter ended September 30, 2020 from $544,000 for the comparable quarter in 2019. The volume of loans sold during the three months ended September 30, 2020 totaled $127.2 million, an increase of $102.6 million, or 417.1%, over the $24.6 million loan sales volume during the three months ended September 30, 2019.

Mortgage servicing costs, net of fees, increased $56,000, or 63.8%, due primarily to a decrease in the fair value of mortgage servicing rights at September 30, 2020. The value of mortgage servicing rights decreased $235,000 for the quarter ended September 30, 2020 compared to a decrease in the fair value of $152,000 for the comparable quarter in 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights. The decline in value of the mortgage servicing rights was partially offset by the recognition of $594,000 in new mortgage servicing rights for the quarter ended September 30, 2020 compared to $60,000 in new mortgage servicing rights for the quarter ended September 30, 2019. During the three months ended September 30, 2020 we funded $69.1 million in loans serviced for others. No mortgage servicing rights are recorded for loans sold on a servicing-released basis.

Non-Interest Expense. Non-interest expense increased $1.5 million, or 79.4%, to $3.4 million for the quarter ended September 30, 2020, over the comparable quarter in 2019. Salaries and employee benefits increased $1.2 million, or 110.4%, to $2.3 million for the quarter ended September 30, 2020 from $1.1 million for the comparable quarter in 2019, due primarily to increased mortgage lending and servicing support staff, increased loan officer commission expense, and related increased payroll tax expense and 401(k) matching contributions. During the nine months ended September 30, 2020, we hired an additional five mortgage loan officers and nine lending and loan servicing support personnel. Similarly, loan costs increased $77,000, or 65.4%, due to the increased loan volume. Advertising expense increased $65,000 due to the aforementioned checking account marketing program that began January 2020. This program had been temporarily suspended due to the COVID-19 pandemic but resumed in mid-May 2020. Data processing expense increased $46,000, or 34.1%, due to additional commercial deposit services and account growth.

Federal Income Taxes. Federal income tax expense increased $237,000, or 1,377.5% for the quarter ended September 30, 2020 compared to the same quarter in 2019. The increase was due primarily to the $1.0 million, or 630.2%, increase in income before income tax for the quarter ended September 30, 2020. The effective tax rates were 21.3% and 10.5% for the three months ended September 30, 2020 and 2019, respectively. The lower effective tax rate for the three months ended September 30, 2019 was due to a merger related tax adjustment.

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

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$166,519	$1,792	4.30%	$181,473	$2,050	4.43%
Loans held for sale	17,828	125	2.80	4,686	41	3.50
Securities	5,775	8	1.39	883	6	2.72
Other (1)	26,167	23	0.35	12,350	73	2.36
Total interest-earning assets	216,289	1,948	3.60	199,392	2,170	4.35
Non-interest-earning assets	16,145			13,431
Total assets	$232,434			$212,823

Interest-bearing liabilities:
Savings	$42,792	$20	0.19	$35,381	$52	0.59
Interest-bearing demand	31,563	9	0.11	19,114	38	0.80
Certificates of deposit	69,266	356	2.06	72,676	398	2.19
Total deposits	143,621	385	1.07	127,171	488	1.53
Borrowings	40,893	229	2.24	49,901	275	2.20
Total interest-bearing liabilities	184,514	614	1.33	177,072	763	1.72
Non-interest-bearing Demand	11,460			9,233
Other non-interest-bearing liabilities	4,157			3,632
Total non- interest-bearing liabilities	15,617			12,865
Total equity	32,303			22,886
Total liabilities and total equity	$232,434			$212,823
Net interest income		$1,334			$1,407
Net interest rate spread (2)			2.27%			2.63%
Net interest-earning assets (3)	$31,775			$22,320
Net interest margin (4)			2.47%			2.82%
Average interest-earning assets to interest-bearing liabilities			117.22%			112.61%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and September 30, 2019

General. Net income for the nine months ended September 30, 2020 was $1.4 million compared to net income of $458,000 for the nine months ended September 30, 2019, a $978,000, or 213.5% increase. The increase in net income was primarily due to a $4.2 million increase in noninterest income, partially offset by a $171,000 decrease in net interest income, a $40,000 increase in the provision for loan losses, a $2.7 million increase in noninterest expense and a $301,000 increase in the provision for income taxes.

Interest and Dividend Income. Interest income decreased $230,000, or 3.6%, to $6.1 million for the nine months ended September 30, 2020 compared to the comparable period in 2019. Interest income on loans decreased $170,000, or 2.8%, to $5.9 million for the nine months ended September 30, 2020. The average balance of portfolio loans during the nine months ended September 30, 2020 decreased $2.9 million to $174.6 million. The decrease in average portfolio loans outstanding was primarily concentrated in residential mortgage loans as prepayments increased with lower market interest rates. The average yield on portfolio loans decreased 19 basis points to 4.33% for the nine months ended September 30, 2020 from 4.52% for the nine months ended September 30, 2019. The average balance of loans held for sale increased $9.8 million, or 287.9%, during the nine months ended September 30, 2020 compared to the same period in 2019, while the average yield on loans held for sale decreased 102 basis points, to 2.73% for the nine months ended September 30, 2020 from 3.75% for the same period in 2019.

Interest income on securities increased $43,000, or 352.7%, for the nine months ended September 30, 2020 compared to the same period in 2019. The average balance of securities increased $5.2 million to $5.9 million at September 30, 2020. The yield on securities decreased 110 basis points due primarily to lower market interest rates. Interest income on other interest-earning assets decreased $102,000, or 43.3%. The average balance on other interest-earning assets increased $9.7 million. The yield on other interest-bearing assets decreased 198 basis points due primarily to the decline in market interest rates attributable to the Federal Reserve’s response to COVID-19.

Interest Expense. Total interest expense decreased $59,000, or 2.8%, to $2.0 million for the nine months ended September 30, 2020 from $2.1 million for the nine months ended September 30, 2019. Interest expense on deposit accounts decreased $103,000, or 7.2% for the nine months ended September 30, 2020 primarily due to lower market interest rates. Average interest-bearing deposit account balances increased $9.5 million, or 7.3%, period-to-period, while the average deposit cost decreased 20 basis points to 1.26% for the nine months ended September 30, 2020 from 1.46% for the same period in 2019.

Interest expense on savings accounts decreased $33,000, or 26.0% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The average balance of savings accounts increased $6.2 million, while the average cost of savings accounts decreased 18 basis points to 0.31% for the nine months ended September 30, 2020. Interest expense on interest-bearing demand accounts decreased $60,000, or 54.1%, to $51,000 for the nine months ended September 30, 2020. The average cost of interest-bearing demand accounts decreased 50 basis points to 0.26% for the nine months ended September 30, 2020, and the average balances in interest-bearing demand accounts increased $6.6 million during the nine months ended September 30, 2020 compared to the same period in 2019. Interest expense on certificates of deposit decreased $10,000, or 0.8%. The average cost of certificates increased 8 basis points to 2.16%. The average balance on certificates of deposit decreased $3.4 million to $72.4 million for the nine months ended September 30, 2020.

Interest expense on FHLB advances increased $44,000, or 6.5%, to $717,000 for the nine months ended September 30, 2020 from $673,000 for the nine months ended September 30, 2019. The average balance of advances increased $2.5 million, or 6.0%, for the nine months ended September 30, 2020. The average cost of FHLB borrowings increased 1 basis point.

Net Interest Income. Net interest income decreased $171,000, or 4.0%, to $4.1 million for the nine months ended September 30, 2020 compared to the same nine months in 2019. The interest rate spread decreased by 44 basis points to 2.32% for the nine months ended September 30, 2020 compared to 2.76% for the nine months ended September 30, 2019. The net interest margin decreased 40 basis points to 2.55% for the nine months ended September 30, 2020 compared to 2.95% for the nine months ended September 30, 2019.

Provision for Loan Losses. A provision for loan losses of $65,000 was recorded for the nine months ended September 30, 2020, an increase of $40,000 for the nine months ended September 30, 2020. The allowance for loan losses was $1.5 million, or 0.86% of total loans, at September 30, 2020, compared to $1.4 million, or 0.76% of total loans, at September 30, 2019. The Company had no net charge-offs during the nine month period ended September 30, 2020. As a percentage of nonperforming loans, the allowance for loan losses was 843.5% at September 30, 2020. There was no other real estate owned at September 30, 2020.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. However, in recognition of the recent economic decline brought about by the COVID-19 pandemic, to potentially affect certain of our borrowers, we adjusted the qualitative factors inherent in our evaluation of the allowance for loan losses related to the overall economy to account for the uncertain impact of recent economic events. Further, while the Bank does not have a direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries, management deemed it prudent to increase the allowance for loan losses during the nine months ended September 30, 2020 in recognition of the economic uncertainties.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $4.2 million, or 213.5%, to $6.2 million for the nine months ended September 30, 2020 from $2.2 million for the comparable nine months in 2019. The gain on sale of loans increased $4.6 million, or 369.5%, to $5.9 million for the nine months ended September 30, 2020 from $1.3 million for the comparable nine months in 2019. The volume of loans sold during the nine months ended September 30, 2020 totaled $251.9 million, an increase of $193.4 million, or 330.6%, over the $58.5 million loan sales volume during the nine months ended September 30, 2019.

Mortgage servicing fees decreased $444,000, due primarily to a decrease in the fair value of mortgage servicing rights at September 30, 2020. The value of mortgage servicing rights decreased $587,000 for the nine months ended September 30, 2020, compared to an increase in the fair value of $80,000 for the comparable period in 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the sharp decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights. The decrease in the value of mortgage servicing rights was offset by a $989,000 increase in the recognition of new servicing rights on the sale of loans. During the nine months ended September 30, 2020 we funded $110.3 million in loans serviced for others. No mortgage servicing rights are recorded for loans sold on a servicing-released basis.

Non-Interest Expense. Non-interest expense increased $2.7 million, or 47.9%, to $8.4 million for the nine months ended September 30, 2020, over the comparable nine months in 2019. Salaries and employee benefits increased $2.4 million, or 75.7%, to $5.5 million for the nine months ended September 30, 2020 from $3.1 million for the comparable nine months in 2019, due primarily to increased staffing levels of the mortgage-banking and loan servicing operations, loan officer commission expense, increased healthcare costs, and increased payroll expense. During the nine months ended September 30, 2020, we hired an additional five mortgage loan officers and nine lending and loan servicing support personnel. Loan costs increased $136,000, or 48.9% due to the increase in loan origination volume. Advertising expense increased $115,000, or 151.9%, due to the aforementioned checking account marketing program that we began January 2020. This program had been temporarily suspended due to the COVID-19 pandemic but resumed mid-May 2020. Offsetting these increases were a $85,000, or 16.4%, decrease in data processing expense, due primarily to the elimination of Kentucky Federal’s separate data processing fees and a change in debit card processors during 2019 which resulted in lower debit and ATM card processing costs. FDIC deposit insurance premiums decreased $19,000 resulting from a credit allocated to all financial institutions.

Federal Income Taxes. Federal income tax expense increased $301,000, or 501.6%, to $362,000 for the nine months ended September 30, 2020 compared to the same period in 2019. The increase was due primarily to the $1.3 million, or 246.9%, increase in income before income taxes for the nine months ended September 30, 2020. The effective tax rates were 20.1% and 11.6% for the nine months ended September 30, 2020 and 2019, respectively. The lower effective tax rate for the nine months ended September 30, 2019 was due to a merger related tax adjustment.

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

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$174,561	$5,672	4.33%	$177,462	$6,018	4.52%
Loans held for sale	13,239	271	2.73	3,413	96	3.75
Securities	5,930	55	1.24	685	12	2.34
Other (1)	20,724	134	0.86	11,072	236	2.84
Total interest-earning assets	214,454	6,132	3.81	192,632	6,362	4.40
Non-interest-earning assets	17,215			13,639
Total assets	$231,669			$206,271

Interest-bearing liabilities:
Savings	$40,660	$94	0.31	$34,446	$127	0.49
Interest-bearing demand	26,240	51	0.26	19,593	111	0.76
Certificates of deposit	72,385	1,172	2.16	75,782	1,182	2.08
Total deposits	139,285	1,317	1.26	129,821	1,420	1.46
Borrowings	43,221	717	2.21	40,768	673	2.20
Total interest-bearing liabilities	182,506	2,034	1.49	170,589	2,093	1.64
Non-interest-bearing Demand	14,412			9,434
Other non-interest-bearing liabilities	3,919			3,511
Total non- interest-bearing liabilities	18,331			12,945
Total equity	30,832			22,737
Total liabilities and total equity	$231,669			$206,271
Net interest income		$4,098			$4,269
Net interest rate spread (2)			2.32%			2.76%
Net interest-earning assets (3)	$31,948			$22,043
Net interest margin (4)			2.55%			2.95%
Average interest-earning assets to interest-bearing liabilities			117.51%			112.92%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2020, the Bank had $40.5 million outstanding in advances from the FHLB. At September 30, 2020, the Bank had collateral based capacity to borrow an additional $30.6 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $12.7 million and $4.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $9.2 million and net cash used in investing activities was $15.0 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash (used in) provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $(12.4 million) and $22.8 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2020, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $6.5 million.

At September 30, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $33.0 million, or 14.3% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; total risk-based capital of $34.5 million, or 20.4% of risk-weighted assets, which is above the well-capitalized required level of $16.9 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $33.0 million, or 19.5%, of risk-weighted assets, which is above the well-capitalized required level of $11.0 million, or 6.5%. At December 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.5 million, or 10.2% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; and total risk-based capital of $24.9 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $15.3 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2020, and December 31, 2019. Management is not aware of any conditions or events since the most recent notification that would change Cincinnati Federal’s category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2020. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2020, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At September 30, 2020, we had no direct loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)

3.2	Bylaws of Cincinnati Bancorp, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on September 11, 2019, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: November 13, 2020	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)