Form 10-K
period 2020-12-31
Cincinnati Bancorp, Inc.
filed 2021-03-31
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30, 2020 was $24,383,374.

The number of outstanding shares of the registrant’s common stock as of March 25, 2021 was 2,972,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers; our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this annual report.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Cincinnati Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in August 2019 to become the stock holding company for Cincinnati Federal in connection with the conversion of the former CF Mutual Holding Company from a mutual holding company to a stock holding company. Cincinnati Bancorp, Inc. is the successor to Cincinnati Bancorp (a Federal corporation) (“Old Cincinnati Bancorp”), the former stock holding company of Cincinnati Federal and majority-owned subsidiary of the former CF Mutual Holding Company. The conversion was completed effective January 22, 2020. In the conversion, Cincinnati Bancorp, Inc. sold 1,652,960 shares of common stock at $10.00 per share, for net proceeds of approximately $14.1 million, and issued 1,322,665 shares of common stock in exchange for the shares of common stock of Old Cincinnati Bancorp owned by stockholders of Old Cincinnati Bancorp, other than CF Mutual Holding Company, as of the effective date of the conversion. As a result of the conversion, CF Mutual Holding Company and Old Cincinnati Bancorp have ceased to exist.

Cincinnati Bancorp, Inc. conducts its business principally through its wholly-owned subsidiary, Cincinnati Federal. Because the conversion was effective in January 2020, the financial information contained in this Annual Report for periods prior to that date is the consolidated financial information for Old Cincinnati Bancorp, the predecessor of Cincinnati Bancorp, Inc.

The executive offices of Cincinnati Bancorp, Inc. are located at 6581 Harrison Avenue, Cincinnati, Ohio 45247, and the telephone number at that address is (513) 574-3025. Our website address is www.cincinnatifederal.com. Information on our website should not be considered a part of this annual report.

Cincinnati Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2020, we had total assets of $237.1 million, total deposits of $152.2 million and total equity of $41.5 million. We recognized net income of $3.2 million for the year ended December 31, 2020.

Cincinnati Federal is a federal savings bank headquartered in Cincinnati, Ohio. Over the years, we have grown internally and we have also acquired a total of five mutual savings institutions, with our most recent acquisition occurring in 2018 with the acquisition of Kentucky Federal Savings and Loan Association effective October 12, 2018.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the Federal Home Loan Bank of Cincinnati (the “FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations.

Cincinnati Federal also operates an active mortgage banking unit with thirteen mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $9.5 million for the fiscal year ended December 31, 2020.

Cincinnati Federal is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Market Area

We conduct our operations from our main office and three branch offices in Cincinnati, Ohio (Cincinnati) and two branch offices in Northern Kentucky. We also operate a loan production office in Clermont County, Ohio. Hamilton County, Ohio represents our primary geographic market area for loans and deposits. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing employment being the most prominent employment sectors in Hamilton County. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include The Kroger Co., Catholic Healthcare Partners, The Procter & Gamble Company, the Greater Cincinnati/Northern Kentucky International Airport, Cincinnati Children’s Hospital, St. Elizabeth Healthcare, city and county governments, the University of Cincinnati and Northern Kentucky University. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment. Hamilton County and Cincinnati have generally experienced a declining population since the 2000 census while the other counties in which we conduct business experienced population growth. The population decline in both Hamilton County and the City of Cincinnati results from other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2020, based on the most recent available FDIC data, our market share of deposits represented 0.10% of FDIC-insured deposits in Hamilton County, ranking us 18th in deposit market share. This data does not include deposits held by credit unions.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. To a much lesser extent, we also originate commercial business loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to increase our focus on nonresidential real estate and multi-family loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on both a servicing-retained and servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and generally all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. Loans are sold primarily to FHLB-Cincinnati, Freddie Mac or to private sector third party buyers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family residential: (1)
Owner occupied	$72,698	42.05%	$91,919	50.63%	$93,659	53.87%	$77.533	51.82%	$69,651	52.18%
Non-owner occupied	12,059	6.97	12,846	7.07	14,243	8.19	11,355	7.59	11,819	8.85
Nonresidential	29,532	17.08	23,378	12.88	18,930	10.89	18,139	12.12	13,655	10.23
Multi-family	41,749	24.15	36,628	20.17	27,140	15.61	23,895	15.97	21,351	16.00
Home equity lines of credit	9,934	5.75	10,030	5.52	11,374	6.54	11,714	7.83	12,596	9.44
Construction and land	5,841	3.38	5,329	2.94	7,294	4.20	6,173	4.13	3,887	2.91
Total real estate	171,813	99.38	180,130	99.21	172,640	99.30	148,809	99.46	132,959	99.61
Commercial loans	737	0.42	557	0.31	416	0.24	335	0.22	512	0.38
Consumer loans	339	0.20	864	0.48	796	0.49	471	0.32	17	0.01
Total loans	172,889	100.00%	181,551	100.00%	173,852	100.00%	149,615	100.00%	133,488	100.00%
Less:
Deferred loan fees	(333)		(483)		(491)		(480)		(428)
Allowance for losses	1,673		1,408		1,405		1,360		1,326
Undisbursed loan proceeds	4,881		1,294		2,573		1,715		1,486
Total loans, net	$166,668		$179,332		$170,365		$147,020		$131,104

(1)	Includes $2.2 million, $1.9 million, $1.6 million, $1.8 million and $2.2 million of home equity loans at December 31, 2020, December 31, 2019, December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2020. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2020	One- to Four-Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land

	(In thousands)
Amounts due in:
2021	$191	$-	$-	$597
2022	559	28	-	-
2023	332	47	67	176
2024-2025	1,210	680	132	45
2026-2030	6,002	1,296	1,991	111
2031-2035	5,098	3.020	1,459	598
2036 and beyond	71,365	24,461	38,100	4,315
Total	$84,757	$29,532	$41,749	$5,842

December 31, 2020	Home Equity Lines of Credit	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
2021	$1,175	$-	$229	$2,192
2022	135	306	-	1,028
2023	85	-	12	719
2024-2025	1,799	191	16	4,073
2026-2030	6,732	-	81	16,213
2031-2035	8	31	-	10,214
2036 and beyond	-	209	-	138,450
Total	$9,934	$737	$338	$172,889

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2020 that are contractually due after December 31, 2021.

	Due After December 31, 2021
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$30,179	$54,387	$84,566
Nonresidential	1,003	28,529	29,532
Multi-family	1,416	40,333	41,749
Home equity lines of credit	-	8,759	8,759
Construction and land	427	4,818	5,245
Total real estate	33,025	136,826	169,851
Commercial loans	528	209	737
Consumer loans	-	109	109
Total loans	$33,553	$137,144	$170,697

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2020, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $5.5 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2020, our largest loan relationship with one borrower was for approximately $3.3 million, secured by a multifamily property, and was performing in accordance with its original terms on that date.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2020, we had $84.8 million of loans secured by one- to four-family real estate, representing 49.0% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2020, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2020 were comprised of 35.7% fixed-rate loans, and 64.3% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. At December 31, 2020, we had $12.1 million of non-owner occupied residential loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans was 7.0%. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for a period ranging from three years up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90% to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $4.6 million as of December 31, 2020.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have increased our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2020, we had $29.5 million in nonresidential real estate loans and $41.7 million in multi-family real estate loans, representing 17.1% and 24.2% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2020, our largest nonresidential real estate loan totaled $3.2 million and was secured by an industrial use facility. At that date, our largest multi-family real estate loan totaled $3.3 million and was secured by an apartment building. At December 31, 2020, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2020.

Type of Collateral	Number of Loans	Balance
		(In thousands)
General commercial	21	$7,241
Industrial/warehouse	9	7,660
Retail/wholesale	21	10,091
Mobile home park	1	262
Service/professional	7	4,278
Total	59	$29,532

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

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2020, we had no non-performing nonresidential or multifamily real estate loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2020, our construction loans, including land loans, totaled $5.8 million, representing 3.4% of our total loan portfolio.

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

At December 31, 2020, our largest outstanding residential construction loan was for $804,000 of which $94,000 was outstanding. This loan was performing according to its original terms at December 31, 2020. At December 31, 2020, there were no residential construction loans that were 60 days or more delinquent.

Loans to builders for the construction of pre-sold and market (not pre-sold) homes typically run for up to 24 months. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. The maximum loan-to-value ratio of pre-sold builder construction loans is generally 80%, and this ratio is reduced to 65% on market homes. Construction loans to builders require that financial statements and tax returns be supplied and reviewed annually. Additionally, we limit construction loans to builders, to no more than two loans on market homes in one development at a time, or no more than one loan per builder at a time.

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

At December 31, 2020, our largest outstanding nonresidential or multi-family construction loan was $1.7 million. This loan was performing in accordance with its original terms at December 31, 2020.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2020, we had $9.9 million of home equity lines of credit and $2.2 million of fixed-term home equity loans, representing 5.8% and 1.3% of our total loan portfolio, respectively. At December 31, 2020, we had no home equity lines of credit that were 30 days or more delinquent.

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

Commercial Business Loans. We have generally conducted very limited commercial business lending. We participated in the Paycheck Protection Program (“PPP”) and originated $634,000 in such loans. The board of directors has also authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2020, we had acquired such loans in the aggregate amount of $158,000 or 0.1% of the loan portfolio. At December 31, 2020, the loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2020, we had $339,000 of consumer loans outstanding, representing approximately 0.2% of our total loan portfolio.

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

Consistent with our interest rate risk strategy, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2020, we had $13.3 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2020 and December 31, 2019, we had $4.2 million and $5.7 million in loan participation interests that we purchased. At those dates, we had $2.1 million and $4.2 million in loan participation interests sold.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. However, we have purchased loans from a commercial lender specializing in loans to physicians and other professionals in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2020 and 2019, we sold $291.4 million and $93.8 million of residential loans, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2020, we serviced $230.2 million of fixed-rate and adjustable, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2020	2019

	(In thousands)
Total loans at beginning of period	$181,551	$173,852

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	318,745	109,976
Non-owner occupied	4,260	3,730
Nonresidential	10,812	7,540
Multi-family	19,035	15,307
Home equity lines of credit	8,215	5,031
Construction and land	4,307	2,940
Total real estate	365,374	144,524
Commercial loans	634	224
Consumer loans	268	420
Total loans	366,276	145,168

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	1,700
Multi-family	—	1,404
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	3,104
Commercial loans	—	—
Consumer loans	—	—
Total loans	—	3,104

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	288,595	91,482
Non-owner occupied	2,766	2,309
Nonresidential	—	—
Multi-family	—	1,749
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	291,361	95,540
Commercial loans	—	—
Consumer loans	—	—
Total loans	291,361	95,540

Principal repayments and other	83,577	45,033

Net loan activity	(8,662)	7,699
Total loans at end of period	$172,889	$181,551

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

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2020			2019
	30-59Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due

	(In thousands)
Real estate loans:
One- to four-family residential	$97	$128	$174	$—	$—	$111
Nonresidential	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	98	—	—
Construction and land	—	—	—	—	—	—
Total real estate	97	128	174	98	—	111
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$97	$128	$174	$98	$—	$111

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2020	2019

	(In thousands)
Special mention assets	$1,101	$1,113
Substandard assets	883	1,351
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$1,984	$2,464

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loan qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$174	$111	$676	$130	$38
Non-owner occupied	—	—	—	9	10
Nonresidential	—	—	68	—	—
Multi-family	—	—	—	—	10
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	174	111	744	139	58
Commercial loans	—	—	—	—	—
Consumer loans	—	—	1	—	—
Total non-accrual loans	174	111	745	139	58
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—	—	14	—
Non-owner occupied	—	—	—	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	14
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total non-accruing troubled debt restructured loans	—	—	—	14	—

Total non-accrual loans	174	111	745	153	58
Real estate owned:
One- to four-family residential:
Owner occupied	—	—	—	—	—
Non-owner occupied	—	—	102	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Other	—	—	—	—	—
Total real estate owned	—	111	102	—	—

Total non-performing assets	$174	$111	$847	$153	$58

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	—	—
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total accruing loans past due 90 days or more	$—	$—	$—	$—	$—

	At December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$854	$786	$514	$524	$565
Non-owner occupied	78	152	225	306	552
Nonresidential	—	—	—	—	—
Multi-family	211	507	631	642	530
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	1,143	1,445	1,370	1,472	1,647
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total accruing troubled debt restructured loans	$1,143	$1,445	$1,370	$1,472	$1,647
Total non-performing assets and accruing troubled debt restructured loans	$1,317	$1,556	$2,217	$1,635	$1,705
Total non-performing loans to total loans	0.10%	0.06%	0.43%	0.10%	0.04%
Total non-performing assets to total assets	0.07%	0.05%	0.43%	0.09%	0.04%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.56%	0.64%	1.12%	0.95%	1.10%

Except as disclosed in the foregoing tables, other than $251,000 and $695,000 of loans designated as substandard, there were no other loans at December 31, 2020 and December 31, 2019, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2020 and 2019 had non-accruing loans been current according to their original terms amounted to $10,000 and $5,000, respectively. We recognized interest income for these loans totaling $3,000 and $2,000 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, all troubled debt restructurings were performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2020, we had ten loans totaling $1.1 million that were classified as troubled debt restructurings.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2020	2019	2018	2017	2016

	(Dollars in thousands)
Allowance at beginning of period	$1,408	$1,405	$1,360	$1,326	$1,367
Provision (credit) for loan losses	265	25	45	30	(121)
Charge offs:
Real estate loans:
One- to four-family residential	—	22	—	—	20
Nonresidential	—	—	—	—	—
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	22	—	—	20
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total charge-offs	—	22	—	—	20

Recoveries:
Real estate loans:
One- to four-family residential	—	—	—	4	—
Nonresidential	—	—	—	—	100
Multi-family	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Construction and land	—	—	—	—	—
Total real estate	—	—	—	4	100
Commercial loans	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total recoveries	—	—	—	4	100

Net (charge-offs) recoveries	—	—	—	—	80

Allowance at end of period	$1,673	$1,408	$1,405	$1,360	$1,326

Allowance to non-performing loans	961.49%	1,268.47%	188.59%	888.89%	2,286.21%
Allowance to total loans outstanding at the end of the period	0.97%	0.78%	0.81%	0.91%	0.99%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	(0.01)%	0.00%	0.003%	0.06%

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

	At December 31,
	2020		2019		2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$417	42.05%	$325	50.63%	$457	53.87%	$338	51.82%	$413	52.18%
Non-owner occupied	100	6.97	82	7.07	123	8.19	172	7.59	130	8.85
Nonresidential	316	17.08	277	12.88	182	10.89	197	12.12	167	10.23
Multi-family	671	24.15	524	20.17	224	15.61	241	15.97	175	16.00
Home equity lines of credit	49	5.75	105	5.52	297	6.54	312	7.83	364	9.44
Construction and land	97	3.38	70	2.94	100	4.20	83	4.13	64	2.91
Total real estate	1,650	99.38	1,383	99.21	1,383	99.30	1,343	99.46	1,313	99.61
Commercial loans	17	0.42	12	0.31	9	0.24	7	0.22	12	0.38
Consumer loans	6	0.20	13	0.48	13	0.46	10	0.30	1	0.01
Total allocated allowance	1,673	100.00%	1,408	100.00%	1,405	100.00%	1,360	100.00%	1,367	100.00%
Unallocated	—		—		—		—		—
Total	$1,673		$1,408		$1,405		$1,360		$1,367

At December 31, 2020, our allowance for loan losses represented 0.97% of total loans and 961.49% of nonperforming loans. Nonperforming loans increased from $111,000 at December 31, 2019 to $174,000 at December 31, 2020. At December 31, 2019, our allowance for loan losses represented 0.78% of total loans and 1,268.47% of nonperforming loans. The allowance for loan losses was $1.7 million at December 31, 2020 and $1.4 million at December 31, 2019. The Bank had no loan charge-offs during the year ended December 31, 2020 and net loan charge-offs of $22,000 during the year ended December 31, 2019.

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

Our investment policy was adopted, and is reviewed annually, by the board of directors. All investment decisions require the approval of at least three senior management members, one of which shall be the President or Chief Financial Officer. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations; debt securities of state and municipalities; commercial paper; certificates of deposit in other financial institutions, and bank-owned life insurance.

At December 31, 2020, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2020, we owned $2,801,800 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2020		2019		2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
Freddie Mac	$3,575	$3,604	$4,057	$4,043	$81	$81
Fannie Mae	193	190	306	309	548	549
GNMA	1,403	1,420	2,378	2,381	—	—
Total	$5,171	$5,214	$6,741	$6,733	$629	$630

Mortgage-Backed Securities. At December 31, 2020, we had mortgage-backed securities with a carrying value of $5.2 million, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Fannie Mae or GNMA, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2020 and 2019, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
December 31, 2020	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
Freddie Mac	$3,575	0.59%	$—	—%	$—	—%	$—	—%	$3,575	$3,604	0.59%
Fannie Mae	193	2.21%	—	—%	—	—%	—	—%	193	190	2.21%
GNMA	1,403	2.06%	—	—%	—	—%	—	—%	1,403	1,420	2.06%
Total	$5,171	1.05%	$—	—%	$—	—%	$—	—%	$5,171	$5,214	1.05%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
December 31, 2019	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
Freddie Mac	$4,057	2.19%	$—	—%	$—	—%	$—	—%	$4,057	$4,043	2.19%
Fannie Mae	306	3.69%	—	—%	—	—%	—	—%	306	309	3.69%
GNMA	2,378	2.25%	—	—%	—	—%	—	—%	2,378	2,381	2.25%
Total	$6,741	2.28%	$—	—%	$—	—%	$—	—%	$6,741	$6,733	2.28%

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

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2020, approximately $5.6 million of our certificates of deposit, representing 3.7% of our total deposits, had been obtained through the Rateline Program. At December 31, 2020, these certificates of deposit had an average term to maturity of eight months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate

	(Dollars in thousands)
Deposit type:
Savings	$42,179	27.33%	0.28%	$35,040	24.63%	0.53%	$26,390	21.47%	0.25%
Interest-bearing demand	28,061	18.18	0..22	19,552	13.75	0.76	9,098	7.40	1.47
Certificates of deposit	70,253	45.53	2.10	76,133	53.52	2.12	71,114	57.86	1.73
Interest-bearing deposits	140,493	91.04	1.18	130,725	91.90	1.49	106,602	86.73	1.35
Non-interest bearing demand	13,822	8.96	—	11,517	8.10	—	16,305	12.87	—
Total deposits	$154,315	100.00%	1.07%	$142,242	100.00%	1.37%	$122,907	100.00%	1.16%

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2020	2019

	(In thousands)
Beginning balance	$143,411	$142,392
Net deposits (withdrawals) before interest credited	7,434	(21)
Interest credited	1,362	1,040
Net increase in deposits	8,796	1,019
Ending balance	$152,207	$143,411

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2020	2019

	(In thousands)
Interest Rate:
Less than 1.00%	$14,378	$785
1.00% to 1.99%	10,628	17,087
2.00% to 2.99%	35,979	57,630
3.00% to 3.99%	1,220	1,736
Total	$62,205	$77,238

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At December 31, 2020
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total

	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$8,890	$3,281	$351	$1,856	$14,378	23.11%
1.00% to 1.99%	7,928	1,642	234	824	10,628	17.09
2.00% to 2.99%	17,181	9,356	4,915	4,527	35,979	57.84
3.00% to 3.99%	1,132	80	8	-	1,220	1.96
Total	$35,131	$14,359	$5,508	$7,207	$62,205	100.00%

The following table sets forth the maturity of our jumbo certificates of deposit ($100,000 or greater) as of December 31, 2020.

At December 31, 2020
(In thousands)
Three months or less	$4,031
Over three months through six months	4,031
Over six months through one year	7,538
Over one year to three years	10,763
Over three years	2,608
Total	$28,971

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. Recently, we have lengthened the maturities of our some of our FHLB advance borrowings to reduce interest rate risk. At December 31, 2020, we had $38.4 million of FHLB-Cincinnati advances. These advances had interest rates ranging from 1.59% to 2.90%. In addition to funding portfolio loans, we sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $11.5 million in lines of credit available from three commercial banks. No amount was outstanding on these lines of credit at December 31, 2020.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2020	2019	2018

	(Dollars in thousands)
Balance outstanding at end of period	$38,412	$47,172	$28,580
Weighted average interest rate at the end of period	2.19%	2.24%	2.20%
Maximum amount of borrowings outstanding at any month end during the period	$53,675	$55,750	$40,144
Average balance outstanding during the period	42,434	42,873	35,219
Weighted average interest rate during the period	2.22%	2.23%	1.86%

Employees and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards. We encourage and support development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees for certifications. As of December 31, 2020, we had 72 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

At December 31, 2020, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2020, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2020, Cincinnati Federal satisfied the QTL test.

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

At December 31, 2020, Cincinnati Federal met the criteria for being considered “well capitalized.”

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

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation was required to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation, which has exercised that discretion by establishing a long range fund ratio of 2%. The Federal Deposit Insurance Corporation announced that the ratio had declined to 1.30% at September 30, 2020 due largely to consequences of the COVID-19 pandemic. The FDIC adopted a plan to restore the fund to the 1.35% ratio within eight years but did not change its assessment schedule.

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

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2020, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $127.5 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 3.0% and the amounts greater than $127.5 million require a 10.0% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $16.9 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Cincinnati Federal was in compliance with these requirements at December 31, 2020. However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios on all net transaction accounts to zero percent, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.

Federal Home Loan Bank System

Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cincinnati Federal was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Cincinnati Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At December 31, 2020, no impairment had been recognized.

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

Change in Control Regulations

Under the Change in Bank Control Act, a federal statute, no person may acquire control of a savings and loan holding company, such as Cincinnati Bancorp, Inc., unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with Cincinnati Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Cincinnati Bancorp, Inc. had $610,000 of federal net loss carryforwards at December 31, 2020 that expire between 2028 and 2037 and $240,000 with no expiration.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2020, the Company had no capital loss carryovers.

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

As of December 31, 2020, the net book value of our office properties was $3.3 million, and the net book value of our furniture, fixtures and equipment was $156,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,127

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	403

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	213

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	480

1050 Scott Street Covington, KY 41011	Owned	1957	720

6890 Dixie Highway Florence, KY 41042	Owned	1957	389

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2020, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market, Holder and Dividend Information. The common stock of Cincinnati Bancorp, Inc. is listed on the Nasdaq Capital Market under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp, Inc.’s common stock as of March 15, 2021, was approximately 230. Certain shares of Cincinnati Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

The common stock of Old Cincinnati Bancorp was traded on the OTC Pink Marketplace under the symbol “CNNB.” Effective January 22, 2020, Cincinnati Bancorp, Inc. has traded on the NASDAQ exchange under the symbol “CNNB.” The following table sets forth the high and low closing bid prices per share of the common stock of Old Cincinnati Bancorp for the quarters ended in 2019. The indicated prices do not include retail markups or markdowns or any commissions and do not necessarily reflect prices in actual transactions.

Fiscal Year Ended December 31, 2019 (1)

Quarter Ended:	High	Low	Dividend Paid
December 31, 2019	$10.24	$9.30	$—
September 30, 2019	9.94	8.56	—
June 30, 2019	8.56	8.26	—
March 31, 2019	8.50	7.22	—

(1) Per share prices related to periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering.

(b)       Sales of Unregistered Securities. Not applicable.

(c)       Use of Proceeds. Not applicable.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans. Subject to permitted adjustments for certain corporate transactions, the 2017 Equity Incentive Plan, which was approved by stockholders, authorizes the issuance or delivery to participants of up to 192,844 shares of common stock pursuant to grants, of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options.

The following information is presented for the 2017 Equity Incentive Plan as of December 31, 2020 (1):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under plan (excluding securities reflected in column )
Equity compensation plans approved by stockholders	156,368	$6.27	-0-
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	156,368	$6.27	-0-

(1) Share amounts related to periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering.

(e)       Stock Repurchases. None.

(f)       Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies like Cincinnati Bancorp, Inc..

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2020 and December 31, 2019 and our results of operations for the years ended December 31, 2020 and December 31, 2019. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2020, $84.8 million, or 49.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $29.5 million, or 17.1%, consisted of nonresidential real estate loans; $41.7 million, or 24.1%, consisted of multi-family loans; $9.9 million, or 5.8%, consisted of home equity lines of credit; $1.1 million or 0.6% consisted of commercial business loans and consumer loans; and $5.8 million, or 3.4%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with thirteen mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $9.5 million for year ended December 31, 2020 and $2.1 million for year ended December 31, 2019.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2020, we had $38.4 million in advances outstanding with the FHLB-Cincinnati.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2020, this limit was $9.1 million, and we had invested $4.2 million in bank owned life insurance.

Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary of Cincinnati Federal under Ohio law, was formed in 2015 to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. Cincinnati Federal Investment Services, LLC is currently inactive.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2020 and 2019, such loans, together with construction and land loans, totaled $77.1 million and $65.3 million, or 211.4% and 258.8% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2020 increased $7.0 million or 30.6% over 2019 origination levels. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. For the year ended December 31, 2020, we originated $323.0 million of one-to four-family residential loans, and we sold $291.4 million of one-to four-family residential loans. For the year ended December 31, 2019, we originated $113.7 million of one-to four family residential loans, and we sold $93.8 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2020, $54.4 million, or 64.3%, of our one- to four-family residential mortgage loans, with contractual maturities after December 31, 2020, were adjustable rate loans. As of December 31, 2019, $83.0 million, or 46.1%, of our one- to four-family residential mortgage loans had adjustable rates. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print and outdoor advertising channels. Core deposits as of December 31, 2020 grew $23.8 million or 36.0% over December 31, 2019 balances. The increase is partially attributable to the increase in cash of $6.0 million at Cincinnati Bancorp, Inc. which is held in a deposit account at the Bank. We continue to significantly expand and improve the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including business online banking, mobile banking, bill pay, remote deposit capture, wire transfers and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

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

In the course of working with borrowers, we may choose to restructure the contractual terms of certain loans. In this scenario, we attempt to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by us do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time we commence foreclosure. We may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan. It is our policy that any restructured loans on nonaccrual, prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, we review the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

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

Loan Modifications

Beginning in March 2020, we began receiving requests from certain of our borrowers for loan payment deferrals. These modifications for our portfolio loans are for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request is evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continues to accrue during the deferral period. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. Collectability of accrued interest will be evaluated on a case-by-case basis once the deferral period is ended. At this time, it is uncertain what the potential impact of loan deferrals will have on the financial position, results of operations and the allowance for loan losses. The following table provides further information on coronavirus payment deferral modifications for loans held in portfolio approved as of December 31, 2020:

	As of December 31, 2020
COVID-19 Deferrals Update	Recorded Balance	Number of Accounts
One to four family mortgage loans - owner occupied	$515,278	3
One to four family mortgage loans - investment	89,842	2
Multifamily	-	-
Nonresidential	418,784	1
Land	-	-

Loan payment deferral modifications	$1,023,904	6

	As of December 31, 2020
	Recorded	Number
Residential Payment Deferrals by Deferral Type	Balance	of Accounts
One to four family mortgage loans - owner occupied

Three months or less principal and interest	$-	-
More than three months principal and interest	515,278	3

One to four family mortgage loans - investment

Three months or less principal and interest	-	-
More than three months principal and interest	89,842	2

Total residential payment deferrals	$605,120	5

	Recorded	Number
Commercial Payment Deferrals by Deferral Type	Balance	of Accounts
Multifamily:

Three months or less principal and interest	$-	-
More than three months principal and interest	-	-

Nonresidential:

Three months or less principal and interest	-	-
More than three months principal and interest	418,784	1

Construction and land loans:

Three months or less principal and interest	-	-
More than three months principal and interest	-	-

Total commercial payment deferrals	$418,784	1

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. At this time, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position. The following table shows the coronavirus payment deferral modifications approved for loans sold as of December 31, 2020:

	As of December 31, 2020
	Recorded	Number
COVID-19 Loans Serviced for Others Deferrals Update	Investor Balance	of Accounts
FHLB -Cincinnati	$306,594	2
Freddie Mac	514,645	3

Total	$821,239	5

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. As of December 31, 2020, we had originated 23 PPP loans totaling $633,800. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk. PPP loans are included within the commercial loans category.

Asset Impairment

Our mortgage servicing rights valuation has experienced a decrease as of December 31, 2020 as a result of increased prepayment speed assumptions due to the decrease in market interest rates in response to COVID-19. The fair value of our mortgage servicing rights, however, has increased due to the recording of mortgage servicing rights on increased levels of new loan originations. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future decreases in the fair value of our MSRs.

Financial position and results of operations

Pertaining to our December 31, 2020 financial condition and results of operations, COVID-19 had an impact on our allowance for loan losses (“ALL”). While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. Given the increase in economic uncertainty since the pandemic was declared in early March, our need for additional allowance for loan losses has potentially increased. As of December 31, 2020, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not materially deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Capital and liquidity

As of December 31, 2020, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company has deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  As the pandemic has progressed through the twelve months ended December 31, 2020, most of our employees returned to their offices. In October 2020, management made the decision to close our branch lobbies for in-person transactions unless by appointment due to the spike in COVID-19 cases in Ohio and Kentucky. As of December 31, our branch lobbies remained closed for in-person customer transactions. Our employees are working from home where practicable. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments.  We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately retail residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of December 31, 2020, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of General Electric employees are borrowers from the Company, and their ability to service their debt may be or may become impaired. The bank has one nonresidential loan secured by property leased by a GE aviation subsidiary. The loan was current as of December 31, 2020.

Comparison of Financial Condition at December 31, 2020 and 2019

Total Assets. Total assets were $237.1 million at December 31, 2020, a decrease of $4.7 million, or 1.9%, from the $241.8 million at December 31, 2019. Cash and cash equivalents decreased $5.4 million, or 14.3%. Total loans, net of the allowance, decreased $12.7 million, or 7.1% due to higher prepayments. Offsetting the decrease in total assets was an increase in loans held for sale of $10.2 million, or 328.6%, to $13.3 million from $3.1 million at December 31, 2019. Interest-bearing time deposits increased $3.0 million at December 31, 2020.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.4 million, or 14.3%, to $32.3 million at December 31, 2020 from $37.7 million at December 31, 2019. This decrease was primarily the result of the return of $9.8 million of stock over-subscription proceeds and the increase in loans held for sale of $10.2 million, or 328.6%, partially offset by an increase of $8.8 million in deposits.

Available-for-Sale Securities. Investment securities available-for-sale decreased $1.5 million to $5.2 million at December 31, 2020 compared to $6.7 million at December 31, 2019 due to maturities. There were no purchases or sales of available-for-sale securities in 2020.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $10.2 million, or 328.6%, to $13.3 million at December 31, 2020 from $3.1 million at December 31, 2019. In 2020, we originated $301.6 million of loans for sale, all of which were one- to four-family residential real estate loans. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

During the year ended December 31, 2020, we sold $291.4 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Recent economic events, including a reduction in interest rates by the Federal Reserve Board, in its efforts to address the overall economic slowdown brought about by the COVID-19 pandemic, have reduced mortgage interest rates and have had a favorable impact on our originations of fixed-rate mortgage loans, which we have classified as held for sale to the secondary market. During the year ended December 31, 2020, in recognition of the increasing demand for mortgage lending related to the lower interest rate environment, and the opportunity to pursue increased mortgage banking business, we hired an additional five mortgage loan officers and nine lending and loan servicing support personnel. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income, particularly if the prevailing low interest rate environment persists.

Net Loans. Net loans decreased $12.7 million, or 7.1%, to $166.7 million at December 31, 2020 from $179.3 million at December 31, 2019. During the year ended December 31, 2020, we originated $62.6 million of loans for the portfolio, $19.8 million of which were one- to four- family residential real estate loans, $10.8 million were nonresidential real estate loans, $19.1 million were multi-family loans, $7.7 million were home equity lines of credit, $4.3 million were construction and land loans, $634,000 were Paycheck Protection Plan (PPP) commercial business loans and $268,000 were consumer loans. The residential loan portfolio declined by $19.2 million, as borrowers elected to refinance their loans at lower mortgage rates, and the Bank elected to sell the preponderance of these new fixed rate residential loans in the secondary market. This decline in the residential loan portfolio was partially offset by net increases in the nonresidential loan portfolio of $6.2 million and $5.1 million in the multifamily loan portfolio. The growth in these segments reflects our strategy to grow the commercial real estate portfolio to enhance loan yields.

Mortgage Servicing Rights. Mortgage servicing rights increased to $2.0 million, or 66.9%, from $1.2 million at December 31, 2019. New mortgage servicing rights of $1.4 million were recognized while the fair value of mortgage servicing rights declined $600,000.

Other Assets. Other assets increased $366,000, or 29.6%, to $1.6 million at December 31, 2020 from $1.2 million at December 31, 2019. The increase was primarily due to the right of use lease of $181,000 for a loan production office, COVID payment deferrals of $321,000 and a mortgage banking derivative net asset of $499,000, partially offset by a $584,000 decrease in prepaid stock offering expenses.

Deposits. Deposits increased $8.8 million, or 6.1%, to $152.2 million at December 31, 2020 from $143.4 million at December 31, 2019. Our core deposits increased $23.8 million, or 36.0%, to $90.0 million at December 31, 2020 compared to December 31, 2019. Demand deposit accounts increased $13.3 million, or 46.4% as part of our strategy to increase lower cost funding sources. The Bank implemented a “free checking” marketing program through a third-party during the year. Time deposits decreased $15.0 million, or 19.5%, to $62.2 million at December 31, 2020 from $77.2 million at December 31, 2019. The decrease in time deposits was primarily due to the decline in the Bank’s time deposit offering rates, as a result of the decrease in market interest rates. In large part, maturing time deposits were moved to checking and savings accounts offering comparable interest rates with increased liquidity. Deposits obtained through the National CD Rateline Program decreased to $5.6 million at December 31, 2020 from $6.6 million at December 31, 2019. The decrease in retail and wholesale time deposits was part of the Bank’s strategy to reduce the cost of deposits in 2020. Management intends to continue its strategy of pursuing growth in lower cost core deposits in 2021.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $8.8 million, or 18.6%, to $38.4 million at December 31, 2020 from $47.2 million at December 31, 2019. The decrease in FHLB advances was part of our strategy to reduce our dependence on wholesale funding sources.

Stock Subscription Funds. Stock subscription funds were disbursed following the closing of the stock offering. The closing occurred effective January 22, 2020. The subscription offering was over-subscribed and $9.8 million was refunded to prospective investors after the closing date.

Stockholders’ Equity. Stockholders’ equity increased $17.7 million, or 74.1%, to $41.5 million at December 31, 2020 from $23.8 million at December 31, 2019. The increase resulted primarily from the $14.3 million net proceeds of the stock offering and net income of $3.2 million for the year ended December 31, 2020.

Comparison of Operating Results for the Years Ended December 31, 2020 and December 31, 2019

General. Net income for the year ended December 31, 2020 was $3.2 million, compared to a net income of $798,000 for the year ended December 31, 2019, an increase of $2.4 million or 295.2%. The increase was primarily due to a $7.7 million increase in noninterest income, partially offset by a $4.2 million increase in noninterest expense, a decrease in net interest income of $199,000, a $240,000 increase in the provision for loan losses and an increase of $732,000 increase in federal income tax expense. The increase in noninterest income was primarily attributable to higher residential mortgage lending activity as a result of the decrease in interest rates from the Federal Reserve’s response to the impact of COVID-19 on the economy. The decrease in long term interest rates had a positive impact on residential refinance and home purchase activity as reflected in the increase on gain on sale of loans. Mortgage banking revenue, including gain on sale of loans in 2020, is highly dependent on continued low mortgage rates.

Interest and Dividend Income. Interest and dividend income decreased $508,000, or 5.9%, to $8.0 million for the year ended December 31, 2020 from $8.5 million for the year ended December 31, 2019. This decrease was primarily attributable to a $365,000, or 4.5%, decrease in interest on loans receivable, primarily due to a 31 basis point decrease in the average yield on loans, as customers with higher yielding loans elected to refinance to lower rates. This decrease in the yield on loans was partially offset by a $4.6 million increase in the average balance outstanding year-to-year.

Interest income on securities increased $36,000, or 127.4%, as the average balance of investment securities increased $4.5 million to $5.9 million for the year ended December 31, 2020, from $1.4 million for the year ended December 31, 2019, reflecting higher levels of liquidity. The average yield on investment securities decreased 91 basis points to 1.09% for the year ended December 31, 2020 from 2.00% for the year ended December 31, 2019. The decrease in yield on available-for-sale securities was attributable to the purchase of lower yielding adjustable and floating rate mortgage-backed securities. Dividends on Federal Home Loan Bank stock and other investments decreased $179,000 primarily due to the decrease in the average yield on other interest-bearing deposits of 163 basis points. The average balance of other interest-bearing deposits, including certificates of deposit in other financial institutions, and federal funds sold increased $5.4 million to $19.0 million at December 31, 2020 compared to December 31, 2019.

Interest Expense. Total interest expense decreased $309,000, or 10.6%, to $2.6 million for the year ended December 31, 2020. Interest expense on deposit accounts decreased $295,000, or 15.1%, to $1.7 million for the year ended December 31, 2020 from $2.0 million for the year ended December 31, 2019. The decrease was primarily due to a decrease of 31 basis points in the average cost of deposits, which was partially offset by a $9.8 million increase in the average balance year-to-year. The average cost of interest-bearing demand accounts decreased 125 basis points to 0.22%, while average interest-bearing demand account balances increased $8.5 million at December 31, 2020. The average cost of savings accounts decreased 25 basis points to 0.28%, while average savings account balances increased $7.1 million at December 31, 2020.The average balance of certificates of deposits decreased $5.9 million while the average cost of certificates of deposits decreased 2 basis points to 2.10% at December 31, 2020.

Interest expense on FHLB advances decreased $14,000 to $941,000 for the year ended December 31, 2020 from $955,000 for the year ended December 31, 2019. The average balance of advances decreased $439,000 to $42.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, while the average cost of advances decreased one basis point to 2.22%.

Net Interest Income. Net interest income decreased $199,000, or 3.5%, to $5.4 million for the year ended December 31, 2020 from $5.6 million for the year ended December 31, 2019. Average net interest-earning assets increased $14.4 million compared to year end December 31, 2019. The interest rate spread decreased to 2.39% for the year ended December 31, 2020 from 2.69% for the year ended December 31, 2019. The net interest margin decreased to 2.58% for the year ended December 31, 2020 from 2.87% for the year ended December 31, 2019.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a provision for loan losses of $265,000 for the year ended December 31, 2020 compared to a provision for loan losses of $25,000 for the year ended December 31, 2019. The allowance for loan losses was $1.7 million, or 0.97% of total loans, at December 31, 2020, compared to $1.4 million or 0.78% of total loans, at December 31, 2019. The increase in the provision for loan losses in 2020 compared to 2019 was due primarily to the uncertainty of impact of the COVID-19 pandemic on the economy as a whole and on our market area in particular. The resurgence of COVID cases nationally in late 2020, and the prospect of continued economic weakness and continued high unemployment, indicated a qualitative factor adjustment was warranted to increase the allowance for loan losses. Along with the possible effects of the pandemic, we included in our consideration of the ALLL the continued low balances of our nonperforming loans and delinquent loans during 2020 and the decrease in historical charge-offs for the six year look back period. Total nonperforming loans were $174,000 and $111,000 at December 31, 2020 and 2019, respectively. Classified loans declined to $883,000 at December 31, 2020, from $1.4 million at December 31, 2019, and loans past due greater than 30 days totaled $398,000 and $209,000 at December 31, 2020 and 2019, respectively. The Bank had no loan charge-offs during the year ended December 31, 2020 and loan charge-offs totaled $23,000 for the year ended December 31, 2019. As a percentage of nonperforming loans, the allowance for loan losses was 962% and 1,268% at December 31, 2020 and 2019, respectively.

The allowance for loan losses reflects the estimate we believe to be adequate to cover incurred probable losses which were inherent in the loan portfolio, and adjusted for uncertainty due to COVID-19, at December 31, 2020. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $7.7 million, or 261.4%, to $10.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to an increase of $7.4 million in gain on sales of loans. We sold $291.4 million in residential loans for the year ended December 31, 2020 compared to $92.0 million in residential loans for the year ended December 31, 2019. Other fee income increased $578,000, or 67.2%, due to an increase in the fair value of loan commitments. Fee income recognized from the Paycheck Protection Program was $9,000 for the year ended 2020.

Non-Interest Expense. Non-interest expense increased $4.2 million, or 54.5%, to $11.8 million for 2020 from $7.7 million for 2019. Salaries and employee benefits increased $3.5 million, or 79.9%. The increase in salaries and employee benefit expense was due to additional loan officers and loan origination and loan servicing support staff hired to accommodate the increased mortgage loan origination volume. During the year ended 2020 we hired five mortgage loan officers, one commercial real estate loan officer and eleven loan origination and loan servicing support staff. Loan costs increased $309,000, or 91.9% from the higher mortgage loan origination volume. Advertising expense increased $179,000, primarily from the implementation of a “free checking” marketing program through a third-party vendor. Occupancy costs increased $103,000, or 17.2% due in large part to leasing a loan production office to accommodate additional loan officers and lending support staff.

Federal Income Taxes. The provision for income taxes increased $732,000 to $820,000 in 2020. The increase was due primarily to increased income before income taxes of $3.1 million. The effective rates were 20.6% and 9.9% for the years ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate in 2020 was due to a tax credit adjustment for merger expenses related to the Kentucky Federal acquisition taken in 2019.

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

	For the Years Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$185,453	$7,806	4.21%	$180,885	$8,171	4.52%	$157,708	$6,733	4.27%
Securities	5,948	65	1.09	1,397	28	2.00	763	19	2.62
Other (1)	19,043	156	0.82	13,670	335	2.45	10,353	242	2.34
Total interest-earning assets	210,444	8,027	3.81	195,952	8,534	4.36	168,824	6,994	4.14
Non-interest-earning assets	22,122			15,678			12,016
Total assets	$232,566			$211,630			$180,840

Interest-bearing liabilities:
Savings	$42,179	116	0.28	$35,040	185	0.53	$26,390	65	0.25
Interest-bearing demand	28,061	61	0.22	19,552	148	0.76	9,098	134	1.47
Certificates of deposit	70,253	1,477	2.10	76,133	1,615	2.12	71,114	1,230	1.73
Total deposits	140,493	1,654	1.18	130,725	1,948	1.49	1 06,602	1,429	1.35
FHLB borrowings	42,434	941	2.22	42,873	955	2.23	35,219	654	1.86
Total interest-bearing liabilities	182,927	2,595	1.42	173,598	2,903	1.67	141,821	2,083	1.47
Non-interest-bearing Demand	13,822			11,517			16,305
Other non-interest-bearing liabilities	4,264			3,590			3,292
Total non-interest-bearing liabilities	18,086			15,107			19,597
Total equity	31,553			22,925			19,422
Total liabilities and total equity	$232,566			$211,630			$180,840
Net interest income		$5,432			$5,631			$4,911
Net interest rate spread (2)			2.39%			2.69%			2.67%
Net interest-earning assets (3)	$27,517			$22,354			$27,003
Net interest margin (4)			2.58%			2.87%			2.91%
Average interest-earning assets to interest-bearing liabilities			115.04%			112.88%			119.04%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, Fed Funds sold, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2020 vs. 2019			Year Ended December 31, 2019 vs. 2018
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$213	$(578)	$(365)	$1,028	$410	$1,438
Securities	43	(6)	37	13	(4)	9
Other	258	(437)	(179)	81	12	93
Total interest-earning assets	514	(1,021)	(507)	1,122	418	1,540

Interest-bearing liabilities:
Savings	20	(89)	(69)	27	93	120
Interest-bearing demand	31	(118)	(87)	24	(10)	14
Certificates of deposit	(123)	(15)	(138)	92	293	385
Total deposits	(72)	(222)	(294)	143	376	519
FHLB borrowings	(10)	(4)	(14)	157	144	301
Total interest-bearing liabilities	(82)	(226)	(308)	300	520	820

Change in net interest income	$596	$(795)	$(199)	$822	$(102)	$720

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•	originating nonresidential real estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

•	purchasing adjustable and floating rate mortgage-back securities for the investment portfolio.

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

The table below sets forth, as of December 31, 2020, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) (basis points)

(Dollars in thousands)
+300	$43,600	$(10,903)	(20.00)%	18.65%	(340)
+200	48,197	(6,306)	(11.57)%	20.14%	(191)
+100	51,786	(2,717)	(4.99)%	21.25%	(80)
—	54,503	—	—%	22.05%	—
-100	49,377	(5,126)	(9.40)%	19.78%	(227)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2020, in the event of an instantaneous parallel 100 basis point increase in interest rates, we would experience a 4.99% decrease in net portfolio value. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience an 9.40% decrease in net portfolio value.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$5,820	(0.38)%
+300	5,885	0.74%
+200	5,930	1.51%
+100	5,927	1.45%
Level	5,842	—
-100	5,657	(3.17)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2020, we had $38.4 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $34.1 million from the FHLB-Cincinnati based on our collateral capacity. At December 31, 2020, we had an additional $11.5 million on lines of credit available with three commercial banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $6.7 million for the year ended December 31, 2020 and net cash used in operating activities was $1.5 million for the year ended December 31, 2019. Net cash provided by investing activities, which consists primarily of disbursements for loan originations and purchase of investment securities, partially offset by proceeds from maturing securities, pay downs on mortgage-backed securities and proceeds from sale of foreclosed assets was $10.4 million for the year ended December 31, 2020. Net cash used by investing activities was $14.9 million for the year ended December 31, 2019. Net cash used in financing activities, consisting primarily of the repayment of Federal Home Loan Bank borrowings, was $9.2 million for the year ended December 31, 2020. Net cash provided by financing activities, consisting mainly of the proceeds from the stock subscriptions and proceeds from Federal Home Loan Bank borrowings, was $43.0 million for the year ended December 31, 2019.

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

Cincinnati Bancorp, Inc. is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp Inc.’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. Cincinnati Bancorp, Inc. (on an unconsolidated basis) had $6.4 million in liquid assets at December 31, 2020. The increase in liquid assets was a primarily from stock offering proceeds. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends.

At December 31, 2020, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $34.8 million, or 14.8% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; total risk-based capital of $36.5 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.6 million, or 10.0%; and common equity tier 1 risk based capital of $34.8 million, or 21.0%, of risk weighted assets, which is above the well-capitalized required level of $10.8 million, or 6.5%. At December 31, 2019, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.5 million, or 10.2% of adjusted total assets, which is above the well-capitalized required level of $11.5 million, or 5.0%; and total risk-based capital of $24.9 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $15.3 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2020 and 2019. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2020, we had outstanding commitments to originate loans of $28.5 million, unfunded lines of credit of $19.8 million and forward sale commitments of $41.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2020 totaled $35.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 20 to the Consolidated Financial Statements for the years ended December 31, 2020 and 2019 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

The Company’s Consolidated Financial Statements, including supplemental data begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2020. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Evaluation of Internal Control Over Financial Reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2020 were effective.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2020, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2021 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)         Financial Statements

The documents filed as a part of this Form 10-K are:

(A)       Report of Independent Registered Public Accounting Firm;

(B)       Consolidated Balance Sheets at December 31, 2020 and 2019;

(C)       Consolidated Statements of Operations for the years ended December 31, 2020 and 2019;

(D)       Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019;

(E)       Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019;

(F)       Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and

(G)       Notes to Consolidated Financial Statements at and for the years ended December 31, 2020 and 2019.

(a)(2)        Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

Cincinnati Bancorp, Inc.

December 31, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Cincinnati Bancorp, Inc.

Cincinnati, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bancorp, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALL) was $1.7 million at December 31, 2020. The Company also describes in Note 1 of the consolidated financial statements the "Allowance for Loan Losses" accounting policy around this estimate. The ALL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management determines that an outstanding loan will not be collected. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by Company management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available.

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

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that auditing the estimated allowance for loan losses involved significant judgment and complex review.

There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management's assessment of economic conditions and other environmental factors including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•	Testing clerical and computational accuracy of the ALL model.

•	Testing the completeness and accuracy of the underlying information utilized in the ALL model.

•	Computing an independent calculation of an acceptable range and comparing it to the Company's estimate.

•	Evaluating the qualitative and environmental adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness, reliability and relevance of the significant assumptions and underlying data.

•	Evaluating the relevance and reliability of data and assumptions.

•	Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

•	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

We have served as the Company's auditor since 2011.

/s/ BKD, LLP

Cincinnati, Ohio

March 31, 2021

Cincinnati Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	2020	2019
Assets
Cash and due from banks	$2,951,787	$2,348,157
Interest-bearing demand deposits in banks	23,558,019	31,622,109
Federal funds sold	5,838,000	3,765,000
Cash and cash equivalents	32,347,806	37,735,266
Interest-bearing time deposits	3,000,000	-
Available-for-sale debt securities	5,213,830	6,733,213
Loans held for sale	13,345,370	3,114,081
Loans, net of allowance for loan losses of $1,672,545 and $1,407,545, respectively	166,667,918	179,332,026
Premises and equipment, net	3,487,826	3,354,447
Federal Home Loan Bank stock	2,801,800	2,657,400
Interest receivable	520,775	624,333
Mortgage servicing rights	2,025,323	1,213,815
Federal Home Loan Bank lender risk account receivable	1,947,271	1,713,240
Bank-owned life insurance	4,172,486	4,086,645
Other assets	1,603,150	1,237,095
Total assets	$237,133,555	$241,801,561

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$41,945,628	$28,658,432
Savings	48,056,629	37,514,343
Certificates of deposit	62,204,786	77,237,932
Total deposits	152,207,043	143,410,707

Federal Home Loan Bank advances	38,412,000	47,172,066
Stock subscription proceeds in escrow	-	23,407,011
Advances from borrowers for taxes and insurance	1,946,340	1,806,638
Interest payable	73,585	91,636
Directors deferred compensation	601,536	559,295
Deferred tax liabilities	905,975	757,075
Other liabilities	1,483,105	515,968

Total liabilities	195,629,584	217,720,396

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	-	244,327

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 14,000,000 shares, $0.01 par value, 2,975,625 and 2,972,391 issued and outstanding at December 31, 2020 and December 31, 2019, respectively (1)	29,756	29,607
Additional paid-in capital	23,266,485	7,529,850
Unearned ESOP shares	(1,673,660)	(449,313)
Retained earnings - substantially restricted	20,173,404	17,017,683
Accumulated other comprehensive loss	(292,014)	(290,989)

Total stockholders' equity	41,503,971	23,836,838

Total liabilities, temporary equity, and stockholders' equity	$237,133,555	$241,801,561

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2020 and 2019

	2020	2019
Interest and Dividend Income
Loans, including fees	$7,805,587	$8,171,041
Securities	64,778	28,492
Dividends on Federal Home Loan Bank stock and other	156,353	334,948
Total interest and dividend income	8,026,718	8,534,481

Interest Expense
Deposits	1,653,918	1,948,595
Federal Home Loan Bank advances	940,754	954,999
Total interest expense	2,594,672	2,903,594

Net Interest Income	5,432,046	5,630,887

Provision for Loan Losses	265,000	25,000

Net Interest Income After Provision for Loan Losses	5,167,046	5,605,887

Noninterest Income
Gain on sales of loans	9,516,967	2,121,166
Mortgage servicing fees (costs)	(301,014)	(33,579)
Mortgage derivative income	353,649	-
Other	1,084,320	860,132
Total noninterest income	10,653,922	2,947,719

Noninterest Expense
Salaries and employee benefits	7,795,886	4,334,338
Occupancy and equipment	700,851	597,741
Directors compensation	174,833	194,083
Data processing	598,483	640,747
Professional fees	337,166	349,252
Franchise tax	210,383	207,584
Deposit insurance premiums	32,889	37,391
Advertising	275,156	95,920
Software licenses	134,198	118,388
Loan costs	645,672	336,428
Net gains on sales of foreclosed assets	-	(104,814)
Merger-related expenses	-	18,000
Other	939,764	842,380
Total noninterest expense	11,845,281	7,667,438

Income Before Income Taxes	3,975,687	886,168

Provision for Income Taxes	819,966	87,694

Net Income	$3,155,721	$798,474

Earnings per common share - basic	$1.14	$0.28
Earnings per common share - diluted	$1.12	$0.27
Weighted-average shares outstanding - basic (1)	2,749,689	2,865,400
Weighted-average shares outstanding - diluted (1)	2,789,346	2,907,811

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2020 and 2019

	2020	2019
Net Income	$3,155,721	$798,474
Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	50,548	(8,151)
Tax (expense) benefit	(10,615)	1,712
Changes in directors' retirement plan prior service costs	(51,846)	(40,643)
Tax benefit	10,888	8,535
Other comprehensive loss	(1,025)	(38,547)

Comprehensive Income	$3,154,696	$759,927

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020 and 2019

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

Issuance of common stock	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(63,764)	-	-	-	(63,764)

ESOP shares earned	-	18,857	44,932	-	-	63,789

Stock-based compensation expense	-	103,152	-	-	-	103,152

Net income	-	-	-	798,474	-	798,474

Other comprehensive loss	-	-	-	-	(38,547)	(38,547)

Balance, December 31, 2019	29,607	7,529,850	(449,313)	17,017,683	(290,989)	23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	-	-	14,284,580

Contribution by CF Mutual Holding Company		50,000	-	-	-	50,000

Exchange of common stock	(29,607)	-	-	-	-	(29,607)

ESOP shares earned	-	(975)	98,023	-	-	97,048

Stock-based compensation expense	-	110,416	-	-	-	110,416

Net income	-	-	-	3,155,721	-	3,155,721

Other comprehensive loss	-	-	-	-	(1,025)	(1,025)

Balance, December 31, 2020	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

	2020	2019
Operating Activities
Net income	$3,155,721	$798,474
Items not requiring (providing) cash:
Depreciation and amortization	220,756	195,327
Provision for loan losses	265,000	25,000
Amortization of premiums and discounts on securities, net	22,654	10,430
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	3,086	4,628
Change in deferred income taxes	51,470	18,829
Gain on sale of loans	(9,516,967)	(2,121,166)
Proceeds from the sale of loans held for sale	300,877,832	94,080,210
Origination of loans held for sale	(301,592,154)	(93,791,125)
Earnings on cash surrender value of bank-owned life insurance	(85,841)	(89,403)
Stock-based compensation expense	110,416	103,152
ESOP shares earned	97,048	63,789
Gain on sale of foreclosed assets	-	(104,814)
Changes in:
Interest receivable	103,558	(54,674)
Mortgage servicing rights	(811,508)	38,925
Federal Home Loan Bank lender risk account receivable	(234,031)	(9,964)
Other assets	(366,055)	(724,915)
Interest payable	(18,051)	37,691
Other liabilities	1,055,235	56,033
Net cash used in operating activities	(6,661,831)	(1,463,573)

Investing Activities
Net change in interest-bearing deposits	(3,000,000)	-
Proceeds from maturities of available-for-sale securities	1,547,277	278,470
Purchase of available for sale securities	-	(6,399,903)
Purchase of Federal Home Loan Bank stock	(144,400)	(74,300)
Net change in loans	12,399,108	(9,040,122)
Proceeds from the maturities of interest-bearing time deposits	-	200,000
Purchase of premises and equipment	(354,135)	(142,589)
Proceeds from sale of foreclosed assets	-	255,039
Net cash provided by (used in) investing activities	10,447,850	(14,923,405)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

Financing Activities
Net increase in deposits	(14,610,675)	1,018,951
Proceeds from issuance of common stock	14,060,646	23,407,011
Proceeds from Federal Home Loan Bank advances	14,000,000	106,486,000
Repayment of Federal Home Loan Bank advances	(22,763,152)	(87,899,000)
Proceeds from stock options exercised	-	12,874
Net increase in advances from borrowers for taxes and insurance	139,702	7,219
Net cash provided by (used in) financing activities	(9,173,479)	43,033,055

(Decrease) Increase in Cash and Cash Equivalents	(5,387,460)	26,646,077
Cash and Cash Equivalents, Beginning of Year	37,735,266	11,089,189
Cash and Cash Equivalents, End of Year	$32,347,806	$37,735,266

Supplemental Cash Flows Information
Interest paid	$2,612,723	$2,865,903
Income taxes paid	441,193	-
Supplemental Disclosure of Noncash Investing and Financing Activities
Real estate acquired in settlement of loans	$-	$48,127

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include Cincinnati Bancorp and its wholly-owned subsidiary, Cincinnati Federal, together referred to as “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, cash equivalents consisted primarily of due from accounts with the Federal Reserve, Federal Home Loan Bank of Cincinnati and other correspondent banks.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000 per account. At December 31, 2020, the Company held $2,829,000 in various correspondent banks. At December 31, 2020, the Company held $20,727,000 at the Federal Reserve Bank and Federal Home Loan Bank which are not subject to FDIC limits. Management considers the risk of loss to be low based on the quality of the institutions where the funds are maintained.

Interest-bearing Time Deposits in Banks

Interest-bearing deposits in banks are carried at cost.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Securities

Available-for- sale debt securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

On March 27, 2020, the president of the United States signed the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”), which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP. Section 4013 of the CARES Act allows financial institutions to suspend application of certain TDR accounting guidance for loan and lease modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. Section 4013 of the CARES Act was amended on December 27, 2020, to extend this relief until January 1, 2022. The relief can be applied to loan and lease modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan and lease modifications that defer or delay the payment of principal or interest, or change the interest rate on a loan. The Company chose to apply this relief to eligible loan and lease modifications.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. Net revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense from foreclosed assets. There were no valuation allowances established during 2020 or 2019.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Derivatives

Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For nonexchange-traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value may require significant management judgment or estimation.

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (ASC 815, Derivatives and Hedging). Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Forward Loan Sale Commitments

The Company carefully evaluates all loan sale agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (ASC 815), as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative loan commitments.

Employee Stock Ownership Plan (“ESOP”)

The cost of unearned ESOP shares is shown as a reduction of stockholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2020, 36,733 shares have been released to eligible participants in the ESOP and 10,285 shares have been allocated to eligible participants in the ESOP. (See Note 12 – Employee and Director Benefits).

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2017. As of December 31, 2020 and 2019, the Company had no uncertain tax positions.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Subsidiary and Other Activities

The Bank had no active subsidiaries at December 31, 2020 and 2019.

Reclassifications

Certain reclassifications have been made to the 2019 consolidated financial statements to conform to the 2020 consolidated financial statement presentation. These reclassifications had no effect on net income.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities:

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,170,519	$46,278	$(2,967)	$5,213,830

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$6,740,450	$7,335	$(14,572)	$6,733,213

There were no sales of available-for-sale securities in 2020 and 2019.

Expected maturities on mortgage-backed securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2020 and 2019, the Company’s investments consisted entirely of mortgage-backed securities which are not due at a single maturity date.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Total fair value of investments at December 31, 2020 reported at less than historical cost was $192,587 and was approximately 3.7% of the Company’s investment portfolio. The decline in available-for-sale securities reported at less than historical cost primarily resulted from the decrease in market interest rates during 2020. There was $5,814,388 or approximately 86% of the investment portfolio reported at less than historical cost at December 31, 2019.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2020:
Mortgage-backed securities of government sponsored entities	$51,122	$(617)	$141,465	$(2,350)	$192,587	$(2,967)

December 31, 2019:
Mortgage-backed securities of government sponsored entities	$5,582,540	$(14,154)	$231,848	$(418)	$5,814,388	$(14,572)

Note 3:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2020 and 2019 include:

	December 31,	December 31,
	2020	2019
One to four family mortgage loans - owner occupied	$72,697,588	$91,919,064
One to four family - investment	12,058,824	12,846,342
Multi-family mortgage loans	41,749,223	36,628,238
Nonresidential mortgage loans	29,531,917	23,377,598
Construction and land loans	5,841,415	5,329,188
Real estate secured lines of credit	9,934,387	10,029,917
Commercial loans	736,979	557,268
Other consumer loans	338,709	863,546
Total loans	172,889,042	181,551,161

Less:
Net deferred loan costs	(332,908)	(482,681)
Undisbursed portion of loans	4,881,487	1,294,271
Allowance for loan losses	1,672,545	1,407,545

Net loans	$166,667,918	$179,332,026

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2020 and December 31, 2019:

	At or For the Year Ended December 31, 2020
	One- to Four-Family Mortgage Loans Owner Occupied	One- to Four-Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan loans:
Balance, beginning of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	91,757	17,759	146,639	39,306	26,978	(55,851)	5,703	(7,291)	265,000
(Charge-offs) recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545

Ending balance: Individually evaluated for impairment	$20,722	$40,075	$-	$-	$-	$-	$-	$-	$60,797

Ending balance: Collectively evaluated for impairment	$395,682	$59,903	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,611,748
Loans:
Ending balance	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Ending balance: Individually evaluated for impairment	$1,236,597	$561,660	$210,524	$-	$-	$58,557	$-	$-	$2,067,338

Ending balance: Collectively evaluated for impairment	$71,460,991	$11,497,164	$41,538,699	$29,531,917	$5,841,415	$9,875,830	$736,979	$338,709	$170,821,704

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

	At or For the Year Ended December 31, 2019
	One- to Four-Family Mortgage Loans Owner Occupied	One- to Four-Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan loans:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(117,552)	(32,786)	299,799	94,688	(30,730)	(191,686)	2,407	860	25,000
(Charge-offs) recoveries	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Balance, end of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545

Ending balance: Individually evaluated for impairment	$20,722	$8,013	$-	$-	$-	$-	$-	$-	$28,735

Ending balance: Collectively evaluated for impairment	$303,925	$74,206	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,378,810
Loans:
Ending balance	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

Ending balance: Individually evaluated for impairment	$1,115,573	$760,733	$507,066	$56,190	$-	$81,505	$-	$-	$2,521,067

Ending balance: Collectively evaluated for impairment	$90,803,491	$12,085,609	$36,121,172	$23,321,408	$5,329,188	$9,948,412	$557,268	$863,546	$179,030,094

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2020 and 2019:

	December 31, 2020
	One- to Four-Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$71,930,902	$11,538,993	$41,669,892	$29,063,783	$5,841,415	$9,783,448	$736,979	$338,709	$170,904,121
Special mention	113,516	519,831	-	468,134	-	-	-	-	1,101,481
Substandard	653,170	-	79,331	-	-	150,939	-	-	883,440
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

	December 31, 2019

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$91,281,765	$12,115,427	$36,256,469	$22,813,758	$5,329,188	$9,870,477	$557,268	$863,546	$179,087,898
Special mention	-	548,876	-	563,840	-	-	-	-	1,112,716
Substandard	637,299	182,039	371,769	-	-	159,440	-	-	1,350,547
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$91,919,064	$12,846,342	$36,628,238	$23,377,598	$5,329,188	$10,029,917	$557,268	$863,546	$181,551,161

The pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and the allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2020

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2020 and 2019:

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$96,826	$127,616	$173,877	$398,319	$72,299,269	$72,697,588	$-
One to four family - investment	-	-	-	-	12,058,824	12,058,824	-
Multi-family mortgage loans	-	-	-	-	41,749,223	41,749,223	-
Nonresidential mortgage loans	-	-	-	-	29,531,917	29,531,917	-
Construction & land loans	-	-	-	-	5,841,415	5,841,415	-
Real estate secured lines of credit	-	-	-	-	9,934,387	9,934,387	-
Commercial loans	-	-	-	-	736,979	736,979	-
Other consumer loans	-	-	-	-	338,709	338,709	-

Total	$96,826	$127,616	$173,877	$398,319	$172,490,723	$172,889,042	$-

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$-	$-	$110,934	$110,934	$91,808,130	$91,919,064	$-
One to four family - investment	-	-	-	-	12,846,342	12,846,342	-
Multi-family mortgage loans	-	-	-	-	36,628,238	36,628,238	-
Nonresidential mortgage loans	-	-	-	-	23,377,598	23,377,598	-
Construction & land loans	-	-	-	-	5,329,188	5,329,188	-
Real estate secured lines of credit	97,679	-	-	97,679	9,932,238	10,029,917	-
Commercial loans	-	-	-	-	557,268	557,268	-
Other consumer loans	-	-	-	-	863,546	863,546	-

Total	$97,679	$-	$110,934	$208,613	$181,342,548	$181,551,161	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The following tables present impaired loans at and for the years ended December 31, 2020 and 2019:

	December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,177,459	$1,177,459	$-	$1,190,698	$52,684
One- to four-family - investment	352,514	352,514	-	362,021	19,387
Multi-family mortgage loans	210,524	210,524	-	330,855	22,817
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	58,557	58,557	-	60,115	4,087
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	59,138	79,860	20,722	80,701	1,689
One- to four-family - investment	209,146	249,221	40,075	252,341	11,794
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,067,338	$2,128,135	$60,797	$2,276,731	$112,458

	December 31, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized

Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,054,515	$1,054,515	$-	$1,077,076	$52,394
One- to four-family - investment	374,389	374,389	-	383,268	21,191
Multi-family mortgage loans	507,066	507,066	-	510,866	43,647
Nonresidential mortgage loans	56,190	56,190	-	75,260	4,583
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	81,505	81,505	-	86,326	5,416
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	61,058	81,780	20,722	79,941	1,170
One- to four-family - investment	386,344	394,357	8,013	401,718	19,965
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,521,067	$2,549,802	$28,735	$2,614,455	$148,366

Interest income recognized on a cash basis was not materially different than interest income recognized.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The following table presents the Company’s nonaccrual loans at December 31, 2020 and 2019. This table excludes accruing TDRs, which totaled $1,143,000 and $1,445,000 at December 31, 2020 and 2019, respectively.

	December 31,	December 31,
	2020	2019
One- to four-family mortgage loans	$173,877	$110,934
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	-

Total	$173,877	$110,934

The following tables present the new classified TDRs at December 31, 2020 and 2019:

December 31, 2020
	Number of Loans	Pre-Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	1	$82,561	$82,561
Residential 1-4 family - investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial loans	-	-	-
Consumer loans	-	-	-

	1	$82,561	$82,561

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

December 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	3	$266,418	$240,926
Residential 1-4 family - investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	1	-	40,627
Commercial loans	-	-	-
Consumer loans	-	-	-

	4	$266,418	$281,553

Newly restructured loans by type of modification are as follows at December 31, 2020 and 2019:

December 31, 2020
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$82,561	$-	$-	$82,561
Residential 1-4 family -investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-

	$82,561	$-	$-	$82,561

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

The Company had no loans that were modified as TDRs and that were impaired.

The Company had no TDRs modified during the years ended December 31, 2020 and 2019 that subsequently defaulted.

As of December 31, 2020, borrowers with loans designated as TDRs and totaling $932,000 of residential real estate loans and $211,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria includes a minimum of six consecutive months of payment performance under existing or modified terms.

As of December 31, 2019, borrowers with loans designated as TDRs and totaling $937,635 of residential real estate loans and $507,065 of multifamily loans, met the criteria for placement back on accrual status. This criteria includes a minimum of six consecutive months of payment performance under existing or modified terms.

There were no foreclosed real estate properties at December 31, 2020 and 2019. There was one consumer mortgage loan in process of foreclosure at December 31, 2020 with a net loan balance of $65,500.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2020	2019
Land	$720,971	$720,971
Buildings and improvements	4,649,005	4,412,275
Furniture and equipment	1,131,050	1,013,645
	6,501,026	6,146,891
Less accumulated depreciation	(3,013,200)	(2,792,444)

Net premises and equipment	$3,487,826	$3,354,447

Depreciation expense was $220,756 and $195,327 for the years ended December 31, 2020 and 2019, respectively.

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $230,156,936 and $103,853,962 at December 31, 2020 and 2019, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2020 and 2019:

	2020	2019
Fair value as of the beginning of the year	$1,213,815	$1,252,740
Recognition of mortgage servicing rights on the sale of loans	1,460,328	245,790
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(648,820)	(284,715)

Fair value at the end of the year	$2,025,323	$1,213,815

Contractually specified servicing fees were approximately $348,000 and $251,000 for the years ended December 31, 2020 and 2019, respectively.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Certain loan sale transactions with the FHLB provide for establishment of an LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled approximately $3,437,000 and $2,911,000 at December 31, 2020 and 2019, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled approximately $1,947,000 and $1,713,000 at December 31, 2020 and 2019, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2020 of $19.6 million.

Note 6:	Time Deposits

Time deposits in denominations of $250,000 or more were approximately $2,584,000 and $3,777,000 at December 31, 2020 and 2019, respectively. Deposit accounts in excess of $250,000 are not insured by the FDIC. At December 31, 2020, approximately $5.6 million of our certificates of deposit had been obtained through the National CD Rateline program.

At December 31, 2020 and 2019, the scheduled maturities of time deposits were as follows:

	2020	2019
One year or less	$35,131,024	$32,896,686
Over one year to two years	14,359,679	25,095,507
Over two years to three years	5,507,330	10,338,194
Over three years to four years	4,077,670	4,837,993
Over four years to five years	2,922,656	3,861,470
Thereafter	206,427	208,082

	$62,204,786	$77,237,932

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Interest expense during the years ended December 31, 2020 and 2019 for each major category of deposits was as follows:

	2020	2019
Deposit Type:

Savings	$61,269	$184,626
Interest Bearing Demand	115,409	148,163
Certificates of Deposit	1,477,240	1,615,806

Total Deposit Interest Expense	$1,653,918	$1,948,595

Note 7:	Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling approximately $91,040,000 and $116,882,000 and the Company’s investment in FHLB stock at December 31, 2020 and 2019, respectively. Advances, at effective interest rates ranging from 1.59% to 2.90%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB advances at December 31, 2020 and 2019 are as follows:

	2020	2019
One year or less	$7,700,000	$8,763,152
Over one year to two years	15,600,000	7,700,000
Over two years to three years	8,600,000	15,600,000
Over three years to four years	6,512,000	15,112,000
	38,412,000	47,175,152
Deferred prepayment penalty, net of amortization	-	(3,086)

	$38,412,000	$47,172,066

At December 31, 2020, we had $38.4 million outstanding in advances from the FHLB-Cincinnati, and had capacity to borrow approximately an additional $34.1 million from the FHLB-Cincinnati based on our collateral capacity. We also had $11.5 million available on lines of credit with three commercial banks. No amount was outstanding on these lines at December 31, 2020.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 8:	Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2020 and 2019.

	2020	2019
Taxes currently payable	$768,496	$68,865
Deferred income taxes	51,470	18,829

Income tax expense	$819,966	$87,694

	2020	2019
Computed at the statutory rate	$834,894	$186,095
Increase (decrease) resulting from:
Bank-owned life insurance	(18,027)	(18,775)
Acquired bank-owned life insurance	-	(36,329)
Other	3,099	(43,297)

Actual tax expense	$819,966	$87,694

A reconciliation between the statutory income tax and the Company’s effective rate follows:

	2020	2019
Computed at the statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(0.45)%	(2.12)%
Merger expenses	-	(4.10)%
Other	0.07%	(4.88)%

Effective tax rate	20.62%	9.90%

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2020 and 2019 were:

	2020	2019
Deferred tax assets
Allowance for loan losses	$333,573	$282,653
Loans held for sale	72,541	13,437
Operating lease right of use assets	37,879	-
Unrealized losses on available-for-sale securities	-	1,520
Directors' Retirement Plan	126,323	117,452
Net operating loss	178,467	183,123
Other	43,562	24,939
	792,345	623,124
Deferred tax liabilities
Deferred loan costs	(69,911)	(101,363)
Prepaid penalties on FHLB advances	-	(648)
Dividends on FHLB stock	(332,211)	(332,211)
Mortgage servicing rights	(425,318)	(254,901)
FHLB lender risk account receivable	(408,927)	(359,780)
Depreciation	(248,975)	(195,450)
Operating lease right of use liabilities	(37,879)	-
Unrealized gains on available-for-sale securities	(9,095)	-
Fair value mortgage banking derivative net assets	(74,266)	-
Other	(72,416)	(116,524)
	(1,678,998)	(1,360,877)

Valuation allowance	(19,322)	(19,322)
Net deferred tax liability	$(905,975)	$(757,075)

Retained earnings at both December 31, 2020 and 2019, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $160,900 at both December 31, 2020 and 2019.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

As of December 31, 2020, the Company has net operating loss carryforwards of approximately $610,000 which expire between 2028 and 2037 and $240,000 with no expiration. A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not an amount will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances is included in income tax expense in the period they are identified. At December 31, 2020, the Company has a valuation allowance of $19,322 to reduce deferred tax assets to the amount that is more likely than not to be realized under Code Section 382 limitations.

Note 9:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2020	2019
Net unrealized gain (loss) on available for sale securities	$43,311	$(7,237)

Directors' retirement plan	(413,407)	(361,104)
	(370,096)	(368,341)

Tax benefit	(78,082)	(77,352)

Net of tax amount	$(292,014)	$(290,989)

Note 10:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2020 and 2019, the Bank met all capital adequacy requirements to which it was subject at such dates.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in under Basel III from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at December 31, 2020.

As of December 31, 2020, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The Bank’s actual and required capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2020

Total risk-based capital
(to risk-weighted assets)	$36,465	22.0%	$13,272	8.0%	$16,590	10.0%

Tier I capital
(to risk-weighted assets)	34,792	21.0%	9,954	6.0%	13,272	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	34,792	21.0%	7,465	4.5%	10,783	6.5%

Tier I capital
(to adjusted average total assets)	34,792	14.8%	9,415	4.0%	11,769	5.0%

As of December 31, 2019

Total risk-based capital
(to risk-weighted assets)	$24,898	16.3%	$12,204	8.0%	$15,255	10.0%

Tier I capital
(to risk-weighted assets)	23,490	15.4%	9,153	6.0%	12,204	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	23,490	15.4%	6,865	4.5%	9,916	6.5%

Tier I capital
(to adjusted average total assets)	23,490	10.2%	9,183	4.0%	11,478	5.0%

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 11:	Related Party Transactions

At December 31, 2020 and 2019, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2020	2019
Beginning balance	$821,388	$879,142
New loans	-	-
Repayments	60,108	57,754
Ending balances	$761,280	$821,388

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2020 and 2019 totaled $3,102,000 and $2,321,000, respectively.

Note 12:	Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were approximately $197,000 and $124,100 for the years ended December 31, 2020 and 2019, respectively.

In connection with the conversion to the mutual holding company, Cincinnati Bancorp, established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from Cincinnati Bancorp in an amount sufficient to purchase 67,397 shares (approximately 3.92% of the common stock sold in the initial stock offering). In the second-step stock offering completed January 22, 2020, the ESOP borrowed funds from Cincinnati Bancorp, Inc. and purchased 132,937 shares (approximately 8.0% of the common stock sold in the second-step offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $97,000 and $64,800 for the years ended December 31, 2020 and 2019, respectively.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

A summary of the ESOP shares as of December 31, 2020 and 2019 are as follows:

	December 31,	December 31,
	2020	2019
Shares released to participants (1)	36,733	29,386
Shares allocated to participants	10,285	7,347
Unreleased shares	195,207	73,468
Total	242,225	110,201

Fair value of unreleased shares	$2,252,689	$745,871

(1)	Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering (see Note 1).

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

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2020	2019
Change in benefit obligation:
Beginning of year	$559,295	$487,077
Service cost	12,389	10,114
Interest cost	18,860	22,557
Loss/(gain)	97,340	69,547
Benefits paid	(75,000)	(30,000)

End of year	$612,884	$559,295

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost consist of:

	2020	2019
Prior service cost	$25,280	$25,280
Net loss	$13,522	$7,676

The accumulated benefit obligation for the benefit plan was $612,884 and $559,295 at December 31, 2020, and December 31, 2019, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	2020	2019
Components of net periodic benefit cost:
Service cost	$12,389	$10,114
Interest Cost	18,860	22,557
(Gain)/loss recognized	8,866	3,622
Prior service cost	25,280	25,280

	$65,395	$61,573

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The retiree accrued liability expected to be reversed from the plan as of December 31, 2020 and December 31, 2019 is as follows:

	2020	2019
One year or less	$15,000	$30,000
Over one year to two years	15,000	30,000
Over two years to three years	15,000	30,000
Over three years to four years	15,000	30,000
Over four years to five years	15,000	15,000
Thereafter	165,000	135,000

	$240,000	$270,000

Significant assumptions for the benefit plan liability include the following as of December 31, 2020 and 2019:

	2020	2019
Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	3.08%	4.14%

Note 13:	Operating Lease Income

The Company had one operating lease where it acts as lessor of office space at December 31, 2020. The subject office space was a branch location for an unaffiliated bank. The lessee notified the Company that the branch would be relocating within their banking system. The lease was set to expire in November 2021 with three additional renewal options for five years each. As the leased space is a bank branch facility with ATM and drive-thru lane functionality, the Company intends to occupy the vacated bank branch and operate a full-service branch facility. Rental income from leases was approximately $77,800 and $92,300 for the years ended December 31, 2020 and 2019, respectively.

Note 14:	Disclosures About Fair Value of Assets and Liabilities

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Mortgage-backed securities of government sponsored entities	$5,213,830	$-	$5,213,830	$-
Mortgage servicing rights	2,025,323	-	-	2,025,323
Derivative assets (included in other assets)	498,644	-		498,644
Derivative liabilities (included in other liabilities)	144,995	-	144,995	-

December 31, 2019
Mortgage-backed securities of government sponsored entities	$6,733,213	$-	$6,733,213	$-
Mortgage servicing rights	1,213,815	-	-	1,213,815

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Derivative Financial Instruments

The fair value of the interest lock commitments is based on the investor prices for the underlying loans or current secondary market prices for loans with similar characteristics less estimated costs to originate the loans and adjusted for the anticipated funding probability (pull-through rate). The fair value of the interest rate lock commitments is classified as Level 3 in the fair value hierarchy.

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

The following is is reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2020	2019
Fair value as of the beginning of the year	$1,213,815	$1,252,740
Recognition of mortgage servicing rights on the sale of loans	1,460,328	245,790
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(648,820)	(284,715)

Fair value at the end of the year	$2,025,323	$1,213,815

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Loan Commitments

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of interest rate lock commitments was $498,600, partially offset by a negative fair value on forward sale commitments of $145,000. The fair value of mortgage banking derivatives is estimated based on current market prices for loans of similar terms and credit quality.

Nonrecurring Measurements

The following table presents the fair value of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2020 and 2019:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2020

Collateral-dependent impaired loans	$173,877	$-	$-	$173,877

December 31, 2019

Collateral-dependent impaired loans	$51,568	$-	$-	$51,568

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2020 and 2019:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
December 31, 2020
Mortgage servicing rights	$2,025,323	Discounted cash flow	Discount rate PSA prepayment speeds	10% 177-565%

Interest rate lock commitments	$498,644	Secondary market prices	Pull-through rate	85%

Impaired loans (collateral dependent)	$173,877	Market comparable properties	Marketability discount	10%-15% 12%

December 31, 2019
Mortgage servicing rights	$1,213,815	Discounted cash flow	Discount rate PSA prepayment speeds	10% 89%-173%

Impaired loans (collateral dependent)	$51,568	Market comparable properties	Marketability discount	10%-15% 12%

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, Federal Home Loan Bank Stock and Interest Receivable

The carrying amount approximates fair value.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Stock Subscription Proceeds in Escrow, Advances from Borrowers for Taxes and Insurance and Interest Payable

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2020 and 2019, the fair value of letters of credit and lines of credit was not material.

The following table presents estimated fair values of the Company’s financial instruments carried at cost at December 31, 2020 and 2019:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
December 31, 2020
Financial Assets:
Cash and cash equivalents	$32,347,806	$32,347,806	$-	$-
Interest-bearing time deposits	3,000,000	-	3,000,000	-
Loans held for sale	13,345,370	-	13,690,802	-
Loans, net of allowance for loan losses	166,667,918	-	-	165,251,240
Federal Home Loan Bank stock	2,801,800	-	2,801,800	-
Interest receivable	520,775	-	520,775	-
Federal Home Loan Bank lender risk account receivable	1,947,271	-	-	2,157,661

Financial Liabilities:
Deposits	152,207,043	90,002,257	63,577,288	-
Federal Home Loan Bank advances	38,412,000	-	39,718,400	-
Advances from borrowers for taxes and insurance	1,946,340	-	1,946,340	-
Interest payable	73,585	-	73,585	-

December 31, 2019
Financial Assets:
Cash and cash equivalents	$37,735,266	$37,735,266	$-	$-
Loans held for sale	3,114,081	-	3,178,068	-
Loans, net of allowance for loan losses	179,332,026	-	-	175,117,724
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	624,333	-	624,333	-
Federal Home Loan Bank lender risk account receivable	1,713,240	-	-	1,820,707

Financial Liabilities:
Deposits	143,410,707	66,172,775	78,065,313	-
Federal Home Loan Bank advances	47,172,066	-	47,707,920	-
Stock subscription proceeds in escrow	23,407,011	23,407,011	-
Advances from borrowers for taxes and insurance	1,806,638	-	1,806,638	-
Interest payable	91,636	-	91,636	-

Note 15:	Derivative Financial Instruments

The Company enters into commitments to originate loans whereby the interest rate on the loans is determined prior to funding (i.e. rate lock commitment). The Company also enters into forward mortgage loan commitments to sell to various investors to protect itself against exposure to various factors and to reduce sensitivity to interest rate movements.

Both the interest rate lock commitments and the related forward mortgage loan sales contracts are considered derivatives and are recorded on the consolidated balance sheets at fair value in accordance with FASB ASC 815, Derivatives and Hedging, with changes in fair value recorded in noninterest income in the accompanying consolidated statements of income. All such derivatives are considered stand-alone derivatives and have not been formally designated as hedges by management.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

The table below provides information on the Company’s derivative financial instruments as of December 31, 2020. The Company’s derivative instruments at December 31, 2019 were not material. Income related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of income for the year ended December 31, 2020 is as follows:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives
December 31, 2020
Interest rate lock commitments	$19,613,510	$498,644	-
Forward sale commitments	32,953,442	-	144,995

	52,566,952	$498,644	144,995

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of income for the year ended December 31, 2020 is as follows:

2020
Interest rate lock commitments	$498,644
Forward sale commitments	(144,995)

353,649

Note 16:	Commitments and Credit Risk

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

The dollar amount of commitments to fund fixed rate loans at December 31, 2020 and 2019 follows:

	December 31, 2020		December 31, 2019
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$28,451,835	2.25% - 3.25%	$3,917,445	3.5% - 5.125%

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

Loan commitments outstanding at December 31, 2020 and 2019 were composed of the following:

	December 31,	December 31,
	2020	2019
Commitments to originate loans for portfolio	$189,200	$761,055
Forward sale commitments	41,791,767	7,031,526
Lines of credit	19,826,038	16,840,828

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 17:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. The computations are as follows for December 31, 2020 and 2019:

	Year ended December 31,
	2020	2019

Net income	$3,155,721	$798,474
Less allocation of net income to participating securities	28,869	7,372
Net income allocated to common shareholders	3,126,852	791,102

Shares outstanding for basic earnings per share (1):
Shares issued	2,970,211	2,944,383
Less: Average unearned ESOP shares and unvested restricted stock	220,522	78,983

Weighted-average shares outstanding - basic	2,749,689	2,865,400

Basic earnings per common share	$1.14	$0.28

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,749,689	2,865,400
Stock options	39,657	42,411
Weighted-average shares outstanding - diluted	2,789,346	2,907,812

Diluted earnings per share	$1.12	$0.27

(1) Share amounts related to the periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1)

Note 18:	Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorized the issuance or delivery to participants of up to 192,844 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 137,476 (as adjusted) shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 55,098 (as adjusted) shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

Stock option awards and related information is as follows for the years ended December 31, 2020 and 2019:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
December 31, 2020
Outstanding, beginning of period	126,634	$6.07	7.66	$528,573
Granted	11,000	$9.38
Exercised	-	-
Forfeited	(3,306)	$5.84

Outstanding, end of period	134,328	$6.34	6.87	$698,506

Exercisable, end of period	70,726	$5.92	6.56	$397,480

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
December 31, 2019
Outstanding, beginning of period	129,479	$5.84	8.50	$194,008
Granted	8,176	$9.36	10.00
Exercised	(3,306)	$5.84
Forfeited	(7,714)	$5.84

Outstanding, end of period	126,634	$6.07	7.66	$528,573

Exercisable, end of period	50,654	$5.84	7.50	$195,199

(1) Share amounts related to periods prior to the January 22, 2020 closing of the conversion offering have been restated to give retroactive recognition to the 1.6351 exchange ratio applied in the conversion offering. (see Note 1).

In June 2017, the Company awarded 55,098 (as adjusted) restricted shares to members of the Board of Directors and certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock granted to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

Total compensation expense recognized in the income statement for share-based payment arrangements was $110,416 and $103,152 for the years ended December 31, 2020 and 2019, respectively.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

As of December 31, 2020, there was approximately $200,800 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.2 years.

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

The funded status (market value divided by funding target) of the plan at June 30, 2020 and 2019 was 85.68% and 85.94%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $138,321,604 and $164,570,408 for the plan years ended June 30, 2019 and June 30, 2018. Cincinnati Federal’s contribution to the Pentegra DB Plan for the fiscal year ending December 31, 2020 are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ended June 30, 2019.

Accounting Standards Update 2011-09 requires the use of the most recently available annual return (Form 5500) to determine if an employer’s contributions represent more than 5% of total contributions to the Pentegra DB Plan. The 2018 Form 5500 is the most recently available annual report. The Schedule SB contains the total contributions to the Pentegra DB Plan for the year ending June 30, 2019. Cincinnati Federal’s contributions to the plan were $107,772 and $105,511 for the years ending December 31, 2020 and 2019, respectively.

Plan Name	Employer Identification Number	Company Contributions		FIP/RP Status Pending/Implemented	Expiration of Collective Bargaining Agreement
		2020	2019
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888/333	$107,772	$105,511	No	Not applicable

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 20:	Recent Accounting Pronouncements

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

The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues to collect and retain historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 1 and 3.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, FASB approved a final ASU delaying the effective date for nonpublic business entities. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The Company adopted ASU No. 2016-02 effective January 1, 2020, as required, without material effect on the Company’s consolidated financial position or results of operations, since the Company does not have a material amount of lease agreements. The right of use asset and lease obligation recorded as of December 31, 2020 was approximately $180,000 and is reflected in other assets and liabilities, respectively on the balance sheet. The modified retrospective method was applied. Due to immateriality of the impact, certain disclosures under ASU 842 have been omitted.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Note 21:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

	Condensed Balance Sheet
	2020	2019
Assets

Cash and due from banks	$6,449,777	$459,178
Investment in bank subsidiary	34,676,167	23,396,464
Other assets	378,027	225,523

Total assets	$41,503,971	$24,081,165

Temporary Equity

ESOP shares subject to mandatory redemption	$-	$244,327

Stockholders' Equity	41,503,971	23,836,838

Total temporary equity and stockholders' equity	$41,503,971	$24,081,165

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Condensed Statements of Income and Comprehensive Income

	2020	2019
Dividend Income	$-	$750,000

Merger-related expenses	-	18,000
Other noninterest expenses	316,466	262,666

Total noninterest expense	$316,466	$280,666

Income (loss) before federal income tax benefits and equity in undistributed income of the subsidiary	(316,466)	469,334

Federal income tax benefits	66,456	102,907

Equity in undistributed income of subsidiary	3,405,731	226,233

Net Income	$3,155,721	$798,474

Comprehensive Income	$3,154,696	$759,927

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2020 and 2019

Condensed Statement of Cash Flows

	2020	2019
Operating Activities

Net Income	$3,155,721	$798,474

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(3,405,731)	(226,233)
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	(152,505)	(398,607)

Net cash provided by (used in) operating activities	(402,515)	173,634

Investing Activities

Proceeds from second step stock issuance downstreamed to bank	(7,667,532)	-

Net cash provided by (used in) investing activities	(7,667,532)	-

Financing Activities

Issuance of common stock	14,060,646	-

Net cash provided by (used in) financing activities	14,060,646	-

Net change in cash and due from banks	5,990,599	173,634

Cash and due from banks at beginning of year	459,178	285,544

Cash and due from banks at end of year	$6,449,777	$459,178

Note 22:	Impact of COVID-19 on Cincinnati Bancorp, Inc.

In March 2020, the COVID-19 coronavirus was identified as a global pandemic and began affecting the health of large populations around the world.  As a result of the spread of COVID-19, economic uncertainties arose which can ultimately affect the financial position, results of operations and cash flows of the Company as well as the Company’s customers.  In response to economic concerns over COVID-19, in March 2020 the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was passed into law by Congress.  The CARES Act included relief for individual Americans, health care workers, small businesses and certain industries hit hard by the COVID-19 pandemic.  The 2021 Consolidated Appropriations Act, passed by Congress in December 2020, extended certain provisions of the CARES Act affecting the Company into 2021.

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers.  Section 4013 of the CARES Act, as extended,  allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR) until January 1, 2022.  The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need.  As of December 31, 2020, the Company has six loans totaling $1.0 million that were modified during 2020 under the CARES Act guidance, that remain on modified terms.  The Company modified other loans during 2020 under the guidance that have since returned to normal repayment status as of December 31, 2020.

(a)(3)        Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)
3.2	Bylaws of Cincinnati Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Cincinnati Bancorp, Inc. (1)
4.1	Description of securities of Cincinnati Bancorp, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934 (2)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Gregory W. Meyers (3)
10.2	Split Dollar Life Insurance Plan (3)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (3)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (3)
10.5	Cincinnati Bancorp 2017 Equity Incentive Plan (4)
10.6	Change in Control Agreement by and between Robert A. Bedinghaus and Cincinnati Federal (5)
10.7	Change in Control Agreement by and between Joseph V. Bunke and Cincinnati Federal (5)
10.8	Change in Control Agreement by and between Herbert C. Brinkman and Cincinnati Federal (5)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.0	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-233708), of Cincinnati Bancorp, Inc., initially filed September 11, 2019.
(2)	Incorporated herein by reference to Annual Report on Form 10-K of Cincinnati Bancorp, Inc., filed on March 30, 2020.
(3)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), of Cincinnati Bancorp, as initially filed on March 11, 2015.
(4)	Incorporated by reference to Appendix A to Definitive Proxy Statement of Cincinnati Bancorp, filed on April 13, 2017.
(5)	Incorporated by reference to Current Report on Form 8-K of Cincinnati Bancorp, Inc., filed on January 24, 2020.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: March 31, 2021	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Herbert C. Brinkman	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2021
Herbert C. Brinkman

/s/ Robert A. Bedinghaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Robert A. Bedinghaus

/s/ Harold L. Anness	Director	March 31, 2021
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 31, 2021
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 31, 2021
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 31, 2021
Charles G. Skidmore

/s/ Philip E. Wehrman	Director	March 31, 2021
Philip E. Wehrman