Form 10-Q
period 2021-03-31
Cincinnati Bancorp, Inc.
filed 2021-05-14
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2021 was 2,966,790.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$2,599,904	$2,951,787
Interest-bearing demand deposits in banks	20,133,465	23,558,019
Federal funds sold	4,300,000	5,838,000
Cash and cash equivalents	27,033,369	32,347,806
Interest-bearing time deposits	2,000,000	3,000,000
Available-for-sale debt securities	9,743,249	5,213,830
Loans held for sale	11,975,165	13,345,370
Loans, net of allowance for loan losses of $1,672,545 and $1,672,545, respectively	172,553,014	166,667,918
Premises and equipment, net	3,468,615	3,487,826
Federal Home Loan Bank stock	3,022,500	2,801,800
Interest receivable	528,597	520,775
Mortgage servicing rights	2,333,873	2,025,323
Federal Home Loan Bank lender risk account receivable	1,909,681	1,947,271
Bank-owned life insurance	4,193,023	4,172,486
Other assets	1,946,809	1,603,150

Total assets	$240,707,895	$237,133,555

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$44,646,113	$41,945,628
Savings	53,107,626	48,056,629
Certificates of deposit	57,649,438	62,204,786
Total deposits	155,403,177	152,207,043

Federal Home Loan Bank advances	38,412,000	38,412,000
Advances from borrowers for taxes and insurance	1,403,031	1,946,340
Interest payable	72,952	73,585
Directors deferred compensation	685,138	601,536
Deferred tax liabilities	783,707	905,975
Other liabilities	1,146,210	1,483,105

Total liabilities	197,906,215	195,629,584

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 2,975,625 at March 31, 2021 and December 31, 2020; outstanding 2,972,822 at March 31, 2021 and 2,975,625 at December 31, 2020	29,756	29,756
Additional paid-in capital	23,265,450	23,266,485
Unearned ESOP shares	(1,647,947)	(1,673,660)
Retained earnings - substantially restricted	21,495,916	20,173,404
Accumulated other comprehensive loss	(341,495)	(292,014)

Total stockholders' equity	42,801,680	41,503,971

Total liabilities and stockholders' equity	$240,707,895	$237,133,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
Interest and Dividend Income
Loans, including fees	$1,880,907	$2,011,365
Securities	21,385	26,718
Dividends on Federal Home Loan Bank stock and other	14,086	85,359
Total interest and dividend income	1,916,378	2,123,442

Interest Expense
Deposits	292,277	503,104
Federal Home Loan Bank advances	207,660	248,382
Total interest expense	499,937	751,486

Net Interest Income	1,416,441	1,371,956

Provision for Loan Losses	-	65,000

Net Interest Income After Provision for Loan Losses	1,416,441	1,306,956

Noninterest Income
Gain on sales of loans	2,857,267	438,354
Mortgage servicing fees (costs)	86,143	(103,514)
Mortgage derivative income	304,695	-
Other	297,003	192,743
Total noninterest income	3,545,108	527,583

Noninterest Expense
Salaries and employee benefits	2,195,061	1,300,774
Occupancy and equipment	196,364	151,066
Directors compensation	42,250	45,750
Data processing	214,908	121,258
Professional fees	91,802	71,729
Franchise tax	69,802	55,658
Deposit insurance premiums	14,839	-
Advertising	37,114	67,639
Software licenses	26,763	32,971
Loan costs	213,423	68,153
Other	186,391	219,005
Total noninterest expense	3,288,717	2,134,003

Income (Loss) Before Income Taxes	1,672,832	(299,464)

Provision for Income Taxes (Benefits)	350,320	(73,415)

Net Income (Loss)	$1,322,512	$(226,049)

Earnings (loss) per common share - basic	$0.48	$(0.08)
Earnings (loss) per common share - diluted	$0.47	$(0.08)
Weighted-average shares outstanding - basic	2,752,815	2,761,212
Weighted-average shares outstanding - diluted	2,815,192	2,761,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net Income (loss)	$1,322,512	$(226,049)

Other Comprehensive Income (loss):
Net unrealized gains (losses) on available-for-sale securities	27,522	(58,952)
Tax (expense) benefit	(5,780)	12,380
Changes in directors' retirement plan prior service costs	(52,197)	(12,355)
Tax (expense) benefit	(19,078)	2,594
Other comprehensive loss	(49,533)	(56,333)

Comprehensive Income (loss)	$1,272,979	$(282,382)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	Common Stock	Additional Paid-in Capital	Unearned Shares	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
For the Three Months ended March 31, 2021 (unaudited)

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	-	5,991	25,713	-	-	31,704

Stock-based compensation expense	-	28,535	-	-	-	28,535

Net income	-	-	-	1,322,512	-	1,322,512

Repurchase of common stock	-	(35,561)	-	-	-	(35,561)

Other comprehensive loss	-	-	-	-	(49,481)	(49,481)

Balance, March 31, 2021	$29,756	$23,265,450	$(1,647,947)	$21,495,916	$(341,495)	$42,801,680

For the Three Months ended March 31, 2020 (unaudited)

Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,683	$(290,989)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	-	-	14,284,580

Contribution by CF Mutual Holding Company		50,000	-	-	-	50,000

Exchange of common stock	(29,607)	-	-	-	-	(29,607)

ESOP shares earned	-	4,467	20,886	-	-	25,353

Stock-based compensation expense	-	25,791	-	-	-	25,791

Net loss	-	-	-	(226,049)	-	(226,049)

Other comprehensive loss	-	-	-	-	(56,333)	(56,333)

Balance, March 31, 2020	$29,756	$23,187,302	$(1,750,797)	$16,791,634	$(347,322)	$37,910,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020 (Unaudited)

	2021	2020
Operating Activities
Net income	$1,322,512	$(226,049)
Items not requiring (providing) cash:
Depreciation and amortization	56,341	52,371
Provision for loan losses	-	65,000
Amortization of premiums and discounts on securities, net	2,994	7,454
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	-	1,158
Change in deferred income taxes	122,268	19,586
Gain on sale of loans	(2,857,267)	(438,354)
Proceeds from the sale of loans held for sale	93,566,611	23,373,661
Origination of loans held for sale	(89,339,139)	(29,344,422)
Earnings on cash surrender value of bank-owned life insurance	(20,537)	(22,201)
Stock-based compensation expense	28,535	25,791
ESOP shares earned	31,704	25,353
Changes in:
Interest receivable	(7,822)	28,529
Mortgage servicing rights	(308,550)	128,322
Federal Home Loan Bank lender risk account receivable	37,590	83,118
Other assets	(343,659)	426,736
Interest payable	(633)	(6,229)
Other liabilities	(574,831)	(68,879)
Net cash provided by (used in) operating activities	1,716,117	(5,869,055)

Investing Activities
Net change in interest-bearing deposits	1,000,000	(1,750,000)
Proceeds from maturities of available-for-sale securities	529,483	423,471
Purchase of available for sale securities	(5,034,375)	-
Purchase of Federal Home Loan Bank stock	(220,700)	(74,100)
Net change in loans	(5,885,096)	(684,271)
Purchase of premises and equipment	(37,130)	(207,290)
Net cash used in investing activities	(9,647,818)	(2,292,190)

Financing Activities
Net increase (decrease) in deposits	3,196,134	(23,970,325)
Repurchase of common stock	(35,561)	-
Proceeds from issuance of common stock	-	14,060,646
Repayment of Federal Home Loan Bank advances	-	(3,500,000)
Net decrease in advances from borrowers for taxes and insurance	(543,309)	(503,824)
Net cash provided by (used in) financing activities	2,617,264	(13,913,503)

Decrease in Cash and Cash Equivalents	(5,314,437)	(22,074,748)
Cash and Cash Equivalents, Beginning of Period	32,347,806	37,735,266
Cash and Cash Equivalents, End of Period	$27,033,369	$15,660,518

Supplemental Cash Flows Information
Interest paid	$500,570	$757,715
Income taxes paid	441,193	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Revenue Recognition

The Company accounts for revenues in accordance with accounting guidance that provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and earnings on bank-owned life insurance are not covered under ASC 606 and are recognized as contractually earned. For other revenue streams including service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s revenue from contracts with customers is recognized within other noninterest income.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

The accompanying condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Debt Securities:

March 31, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$9,672,416	$73,605	$(2,772)	$9,743,249

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,170,519	$46,278	$(2,967)	$5,213,830

The Company had no sales of investment securities during the three month periods ended March 31, 2021 or 2020. The Company had not pledged any of its investment securities as of March 31, 2021 or December 31, 2020.

The amortized cost and fair value of available-for-sale securities at March 31, 2021 and December 31, 2020, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2021 and December 31, 2020 was $144,816 and $192,587, respectively, which was approximately 1.5% and 3.7%, respectively, of the Company’s investment portfolio at those respective dates.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at March 31, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$77,772	$(2,197)	$67,044	$(575)	$144,816	$(2,772)

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$51,122	$(617)	$141,465	$(2,350)	$192,587	$(2,967)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2021 and December 31, 2020 include:

	March 31,	December 31,
	2021	2020
	(unaudited)
One to four family mortgage loans - owner occupied	$71,019,175	$72,697,588
One to four family - investment	12,012,546	12,058,824
Multi-family mortgage loans	48,440,576	41,749,223
Nonresidential mortgage loans	30,514,717	29,531,917
Construction and land loans	9,898,208	5,841,415
Real estate secured lines of credit	9,531,404	9,934,387
Commercial loans	527,645	736,979
Other consumer loans	334,879	338,709
Total loans	182,279,150	172,889,042

Less:
Net deferred loan costs	(321,328)	(332,908)
Undisbursed portion of loans	8,374,919	4,881,487
Allowance for loan losses	1,672,545	1,672,545

Net loans	$172,553,014	$166,667,918

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2021 and 2020 and the year ended December 31, 2020:

	At or For the Three Months Ended March 31, 2021 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(53,836)	21,542	9,310	(22,520)	63,768	(12,400)	(5,434)	(430)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$362,568	$121,520	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,672,545

Ending balance:
Individually evaluated for impairment	$61,431	$54,071	$-	$-	$-	$-	$-	$-	$115,502

Ending balance:
Collectively evaluated for impairment	$301,137	$67,449	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,557,043
Loans:
Ending balance	$71,019,175	$12,012,546	$48,440,576	$30,514,717	$9,898,208	$9,531,404	$527,645	$334,879	$182,279,150

Ending balance:
Individually evaluated for impairment	$1,316,030	$528,121	$129,999	$-	$-	$57,547	$-	$-	$2,031,697

Ending balance:
Collectively evaluated for impairment	$69,703,145	$11,484,425	$48,310,577	$30,514,717	$9,898,208	$9,473,857	$527,645	$334,879	$180,247,453

	For the Three Months Ended March 31, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	(105,971)	72,679	(43,642)	139,167	11,994	(6,125)	4,993	(8,095)	65,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$218,676	$154,898	$480,541	$416,193	$81,451	$99,062	$16,401	$5,323	$1,472,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2020
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan loans:
Balance, beginning of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	91,757	17,759	146,639	39,306	26,978	(55,851)	5,703	(7,291)	265,000
(Charge-offs) recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545

Ending balance:
Individually evaluated for impairment	$20,722	$40,075	$-	$-	$-	$-	$-	$-	$60,797

Ending balance:
Collectively evaluated for impairment	$395,682	$59,903	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,611,748
Loans:
Ending balance	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Ending balance:
Individually evaluated for impairment	$1,236,597	$561,660	$210,524	$-	$-	$58,557	$-	$-	$2,067,338

Ending balance:
Collectively evaluated for impairment	$71,460,991	$11,497,164	$41,538,699	$29,531,917	$5,841,415	$9,875,830	$736,979	$338,709	$170,821,704

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$70,171,068	$11,698,826	$48,440,576	$30,056,837	$9,898,208	$9,383,764	$527,645	$334,879	$180,511,803
Special mention	111,819	313,720	-	457,880	-	-	-	-	883,419
Substandard	736,288	-	-	-	-	147,640	-	-	883,928
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$71,019,175	$12,012,546	$48,440,576	$30,514,717	$9,898,208	$9,531,404	$527,645	$334,879	$182,279,150

	December 31, 2020
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$71,930,902	$11,538,993	$41,669,892	$29,063,783	$5,841,415	$9,783,448	$736,979	$338,709	$170,904,121
Special mention	113,516	519,831	-	468,134	-	-	-	-	1,101,481
Substandard	653,170	-	79,331	-	-	150,939	-	-	883,440
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2021.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (unaudited)
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$258,075	$-	$259,678	$517,753	$70,501,422	$71,019,175	$-
One to four family - investment	-	-	-	-	12,012,546	12,012,546	-
Multi-family mortgage loans	-	-	-	-	48,440,576	48,440,576	-
Nonresidential mortgage loans	-	-	-	-	30,514,717	30,514,717	-
Construction & land loans	-	-	-	-	9,898,208	9,898,208	-
Real estate secured lines of credit	-	-	-	-	9,531,404	9,531,404	-
Commercial loans	-	-	-	-	527,645	527,645	-
Other consumer loans	-	-	-	-	334,879	334,879	-

Total	$258,075	$-	$259,678	$517,753	$181,761,397	$182,279,150	$-

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$96,826	$127,616	$173,877	$398,319	$72,299,269	$72,697,588	$-
One to four family - investment	-	-	-	-	12,058,824	12,058,824	-
Multi-family mortgage loans	-	-	-	-	41,749,223	41,749,223	-
Nonresidential mortgage loans	-	-	-	-	29,531,917	29,531,917	-
Construction & land loans	-	-	-	-	5,841,415	5,841,415	-
Real estate secured lines of credit	-	-	-	-	9,934,387	9,934,387	-
Commercial loans	-	-	-	-	736,979	736,979	-
Other consumer loans	-	-	-	-	338,709	338,709	-

Total	$96,826	$127,616	$173,877	$398,319	$172,490,723	$172,889,042	$-

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for March 31, 2021, March 31, 2020 and December 31, 2020:

	March 31, 2021 (unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,297,999	$1,297,999	$-	$1,301,442	$12,767
One- to four-family - investment	320,726	320,726	-	329,705	3,790
Multi-family mortgage loans	129,999	129,999	-	130,459	1,472
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	57,547	57,547	-	58,025	1,022
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	18,031	79,461	61,431	79,609	243
One- to four-family - investment	207,395	247,471	54,071	248,254	2,417
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,031,697	$2,133,203	$115,502	$2,147,494	$21,711

	March 31, 2020 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,048,425	$1,048,425	$-	$1,051,353	$13,131
One- to four-family - investment	370,006	370,006	-	372,052	6,092
Multi-family mortgage loans	504,648	504,648	-	505,914	9,231
Nonresidential mortgage loans	52,048	52,048	-	54,030	773
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	72,565	72,565	-	79,250	1,302
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	60,691	81,413	20,722	81,548	274
One- to four-family - investment	382,213	390,225	8,013	392,357	5,647
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,490,596	$2,519,330	$28,735	$2,536,504	$36,450

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,177,459	$1,177,459	$-	$1,190,698	$52,684
One- to four-family - investment	352,514	352,514	-	362,021	19,387
Multi-family mortgage loans	210,524	210,524	-	330,855	22,817
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	58,557	58,557	-	60,115	4,087
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	59,138	79,860	20,722	80,701	1,689
One- to four-family - investment	209,146	249,221	40,075	252,341	11,794
Multi-family mortgage loans	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,067,338	$2,128,135	$60,797	$2,276,731	$112,458

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at March 31, 2021 and December 31, 2020. This table excludes accruing TDRs, which totaled $1,030,000 and $1,143,000 at March 31, 2021 and December 31, 2020, respectively.

	March 31,	December 31,
	2021	2020
(unaudited)
One- to four-family mortgage loans	$259,678	$173,877
One to four family - investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	-

Total	$259,678	$173,877

At March 31, 2021, the Company had no loans that were modified in a TDR and that were impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs at March 31, 2021. The following table presents the newly classified TDRs at December 31, 2020:

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

Newly classified TDRs, by type of modification, are as follows at December 31, 2020:

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

There were no TDRs modified during the three months ended March 31, 2021 that subsequently defaulted. As of March 31, 2021, borrowers with loans designated as TDRs totaling $900,000 of residential real estate loans and $130,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2021, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

In March 2020, in connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 (extended to January 1, 2022 by the Consolidated Appropriations Act, 2021) or (2) 60 days after the end of the COVID-19 national emergency. The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. At March 31, 2021, all loan deferral periods have ended and all affected loans have returned to regular payment terms.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no foreclosed real estate properties at March 31, 2021 or December 31, 2020. There were two consumer mortgage loans in process of foreclosure totaling $193,062 at March 31, 2021.

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computation of weighted-average shares outstanding for the three months ended March 31, 2020 has been revised to correct a computational error involving the allocation of ESOP shares related to the closing of the second-step transaction. The computations for the three month periods ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020	2020
		(as revised)	(as reported)
Net income (loss)	$1,322,512	$(226,049)	$(226,049)
Less allocation of net income to participating securities	10,502	-	-
Net income (loss) allocated to common shareholders	1,312,010	(226,049)	(226,049)

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,970,834	2,970,186	2,949,432
Less: Average unearned ESOP shares and unvested restricted stock	218,019	208,974	74,026

Weighted-average shares outstanding - basic	2,752,815	2,761,212	2,875,406

Basic earnings (loss) per common share	$0.48	$(0.08)	$(0.08)

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,752,815	2,761,212	2,875,406
Stock options	62,377	-	-
Weighted-average shares outstanding - diluted	2,815,192	2,761,212	2,875,406

Diluted earnings (loss) per share	$0.47	$(0.08)	$(0.08)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at March 31, 2021.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2021 (unaudited):

Total risk-based capital
(to risk-weighted assets)	$37,877	22.0%	$13,795	8.0%	$17,244	10.0%

Tier I capital
(to risk-weighted assets)	36,204	21.0%	10,346	6.0%	13,795	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	36,204	21.0%	7,760	4.5%	11,208	6.5%

Tier I capital
(to adjusted average total assets)	36,204	15.2%	9,560	4.0%	11,950	5.0%

As of December 31, 2020:

Total risk-based capital
(to risk-weighted assets)	$36,465	22.0%	$13,272	8.0%	$16,590	10.0%

Tier I capital
(to risk-weighted assets)	34,792	21.0%	9,954	6.0%	13,272	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	34,792	21.0%	7,465	4.5%	10,783	6.5%

Tier I capital
(to adjusted average total assets)	34,792	14.8%	9,415	4.0%	11,769	5.0%

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

Recurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$9,743,249	$-	$9,743,249	$-
Mortgage servicing rights	2,333,873	-	-	2,333,873
Derivative assets (included in other assets)	702,283	-		702,283
Derivative liabilities (included in other liabilities)	43,894	-	43,894	-

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,213,830	$-	$5,213,830	$-
Mortgage servicing rights	2,025,323	-	-	2,025,323
Derivative assets (included in other assets)	498,644	-		498,644
Derivative liabilities (included in other liabilities)	144,995	-	144,995	-

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Fair value as of the beginning of the year	$2,025,323	$1,213,815
Recognition of mortgage servicing rights on the sale of loans	367,164	41,532
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(58,614)	(169,854)

Fair value at the end of the period	$2,333,873	$1,085,493

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

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at March 31, 2021 and December 31, 2020.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2021 (unaudited):

Collateral-dependent impaired loans	$259,678	$-	$-	$259,678

December 31, 2020

Collateral-dependent impaired loans	$173,877	$-	$-	$173,877

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2021 and December 31, 2020:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
March 31, 2021 (unaudited):
Mortgage servicing rights	$2,333,873	Discounted cash flow	Discount rate PSA prepayment speeds	10% (159%-655%) 283%

Interest rate lock commitments	$702,238	Secondary market prices	Pull-through rate	(70%-100%) 85%

Impaired loans (collateral dependent)	$259,678	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2020:
Mortgage servicing rights	$2,025,323	Discounted cash flow	Discount rate PSA prepayment speeds	10% (177%-565%) 296%

Interest rate lock commitments	$498,644	Secondary market prices	Pull-through rate	(70%-100%) 85%

Impaired loans (collateral dependent)	$173,877	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2021 and December 31, 2020:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2021 (unaudited):
Financial Assets:
Cash and cash equivalents	$27,033,369	$27,033,369	$-	$-
Interest-bearing time deposits	2,000,000	-	2,000,000	-
Loans held for sale	11,975,165	-	12,237,111	-
Loans, net of allowance for loan losses	172,553,014	-	-	171,086,314
Federal Home Loan Bank stock	3,022,500	-	3,022,500	-
Interest receivable	528,597	-	528,597	-
Federal Home Loan Bank lender risk account receivable	1,909,681	-	-	2,000,423

Financial Liabilities:
Deposits	155,403,177	97,753,739	58,722,008	-
Federal Home Loan Bank advances	38,412,000	-	39,500,547	-
Advances from borrowers for taxes and insurance	1,403,031	-	1,403,031	-
Interest payable	72,952	-	72,952	-

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$32,347,806	$32,347,806	$-	$-
Interest-bearing time deposits	3,000,000	-	3,000,000	-
Loans held for sale	13,345,370	-	13,690,802	-
Loans, net of allowance for loan losses	166,667,918	-	-	165,251,240
Federal Home Loan Bank stock	2,801,800	-	2,801,800	-
Interest receivable	520,775	-	520,775	-
Federal Home Loan Bank lender risk account receivable	1,947,271	-	-	2,157,661

Financial Liabilities:
Deposits	152,207,043	90,002,257	63,577,288	-
Federal Home Loan Bank advances	38,412,000	-	39,718,400	-
Advances from borrowers for taxes and insurance	1,946,340	-	1,946,340	-
Interest payable	73,585	-	73,585	-

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

Commitments to fund fixed rate loans at March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021		December 31, 2020
(unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$17,095,919	2.25% - 4.50%	$28,451,835	2.25% - 3.25%

Forward Sale Commitments

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at March 31, 2021 and December 31, 2020, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	March 31,	December 31,
	2021	2020
	(unaudited)
Commitments to originate loans for portfolio	$4,622,174	$189,200
Forward sale commitments	29,060,848	41,791,767
Lines of credit	21,073,919	19,826,038

NOTE 8:           Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2020	2020
	(unaudited)
Net unrealized gains on available for sale securities	$70,833	$43,311

Directors' retirement plan	(465,552)	(413,407)
	(394,719)	(370,096)

Tax benefit	(53,224)	(78,082)

Net of tax amount	$(341,495)	$(292,014)

NOTE 9:           Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorized the issuance or delivery to participants of up to 192,844 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 137,746 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 55,098 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plan was as follows for the three months ended March 31, 2021 and 2020:

			Weighted-Average
			Remaining
		Weighted- Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
For the Three Months Ended March 31, 2021:
Outstanding, beginning of period	134,328	$6.34	6.87	$698,506
Granted	112	$8.90
Exercised	-	$-
Forfeited	-	$-

Outstanding, end of period	134,440	$6.34	6.69	$903,437

Exercisable, end of period	70,726	$5.92	6.31	$504,984

			Weighted-Average
			Remaining
		Weighted- Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
For the Three Months Ended March 31, 2020:
Outstanding, beginning of period	126,634	$6.07	7.66	$528,573
Granted	-	$-
Exercised	-	$-
Forfeited	(3,306)	$5.84

Outstanding, end of period	123,328	$6.08	7.41	$242,956

Exercisable, end of period	46,061	$5.84	7.25	$101,795

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

Total compensation cost recognized in the income statement for share-based payment arrangements was $28,635 for the three months ended March 31, 2021 and $25,791 for the three months ended March 31, 2020.

As of March 31, 2021, there was approximately $177,698 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 Plan, which is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 10:           Recent Accounting Pronouncements

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU No. 2016-13 for certain companies. ASU No. 2016-13 became effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, that are not small reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, such as the Company, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of ASU No. 2016-13 on the Company’s consolidated financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the standard as a result of the complexity and extensive changes from these amendments.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2020, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Loan Modifications

Beginning in March 2020, we began receiving requests from certain of our borrowers for loan payment deferrals. In connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 or (2) 60 days after the end of the COVID-19 national emergency. The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2020.

These modifications for our portfolio loans were for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request was evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continued to accrue during the deferral period. While interest and fees were still accrued to income, through normal GAAP accounting, should eventual credit losses on these deferred payments have emerged, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. At March 31, 2021, all loan deferral periods have ended and all affected loans have returned to regular repayment terms. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what the potential impact of loan deferrals will have on the Company’s financial position, results of operations and the allowance for loan losses.

As of March 31, 2021, the Company had no loans remaining in loan deferral status. All borrowers who had requested loan payment forbearance have returned to repayment under the original terms of the loan. The following tables provide further information on coronavirus payment deferral modifications for loans held in portfolio approved as of March 31, 2021 and December 31, 2020:

COVID-19 Deferrals Update	As of March 31, 2021		As of December 31, 2020
	(unaudited)
	Recorded Balance	Number of Accounts	Recorded Balance	Number of Accounts
One to four family mortgage loans - owner occupied	$-	-	$515,278	3
One to four family mortgage loans - investment	-	-	89,842	2
Multifamily	-	-	-	-
Nonresidential	-	-	418,784	1
Land	-	-	-	-

Loan payment deferral modifications	$-	-	$1,023,904	6

Residential Payment Deferrals by Deferral Type	As of March 31, 2021		As of December 31, 2020
	(unaudited)
	Recorded Balance	Number of Accounts	Recorded Balance	Number of Accounts
One to four family mortgage loans - owner occupied

Three months or less principal and interest	$-	-	$-	-
More than three months principal and interest	-	-	515,278	3

One to four family mortgage loans - investment

Three months or less principal and interest	-	-	-	-
More than three months principal and interest	-	-	89,842	2

Total residential payment deferrals	$-	-	$605,120	5

Commercial Payment Deferrals by Deferral Type	Recorded Balance	Number of Accounts	Recorded Balance	Number of Accounts
Multifamily:

Three months or less principal and interest	$-	-	$-	-
More than three months principal and interest	-	-	-	-

Nonresidential:

Three months or less principal and interest	-	-	-	-
More than three months principal and interest	-	0	418,784	1

Construction and land loans:

Three months or less principal and interest	-	-	-	-
More than three months principal and interest	-	-	-	-

Total commercial payment deferrals	$-	-	$418,784	1

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We had conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. As of March 31, 2021, there are no sold loans remaining in loan deferral status. All borrowers requesting loan payment forbearance have returned to repayment under the original terms of the loan. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position.

The following table shows the coronavirus payment deferral modifications approved for loans sold as of March 31, 2021 and December 31, 2020:

COVID-19 Loans Serviced for Others Deferrals Update	As of March 31, 2021		As of December 31, 2020
	(unaudited)
	Recorded Investor Balance	Number of Accounts	Recorded Investor Balance	Number of Accounts
FHLB -Cincinnati	$-	-	$306,594	2
Freddie Mac	-	-	514,645	3

Total	$-	-	$821,239	5

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. We originated a total of 23 PPP loans totaling $633,800 under the initial PPP. As of March 31, 2021 all loans originated under the original program have been forgiven. We participated in the second round of the PPP and originated seven loans totaling $185,000. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk. PPP loans are included within the commercial loans category.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of March 31, 2021 as a result of the decrease in market interest rates in response to COVID-19. However, the low mortgage interest rate environment has resulted in increased loan origination volumes. The volume of loans sold with mortgage servicing rights has increased and resulted in an overall increase in the recorded value of our mortgage servicing rights. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future changes in the fair value of our MSRs.

Financial position and results of operations

Pertaining to our March 31, 2021 financial condition and results of operations, COVID-19 had an impact on our allowance for loan losses (“ALL”). While we have not experienced any charge-offs related to COVID-19 as of March 31, 2021, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. Given that the economy had deteriorated significantly since the pandemic was declared in early March 2020, our need for additional allowance for loan losses had potentially increased. In recent months the economy has been recovering per the April 2021 Federal Reserve Beige Book summary. As of March 31, 2021, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not materially deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 worsen or are prolonged.

Capital and liquidity

As of March 31, 2021, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution.  While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment.  As the pandemic has progressed, all of our office employees have returned to the office. As of March 31, 2021, our branch lobbies were open for customer transactions with appropriate safety measures established. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments.  We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2021, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of General Electric’s employees are borrowers from the Company, and their ability to service their debt may be or may become impaired.

Comparison of Financial Condition at March 31, 2021 and December 31, 2020

Total Assets. Total assets were $240.7 million at March 31, 2021, an increase of $3.6 million, or 1.5%, from the $237.1 million at December 31, 2020. The increase was primarily from increases in available-for-sale securities of $4.5 million and loans, net of allowance, of $5.9 million, partially offset by a decrease in cash and cash equivalents of $5.3 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.3 million, or 16.4%, to $27.0 million at March 31, 2021, from $32.3 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributable increases in available-for sale securities of $4.5 million and an increase in loans, net of allowance, of $5.9 million, which were partially offset by a $3.2 million increase in deposits.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $2.0 million at March 31, 2021, a decrease of $1.0 million from December 31, 2020, due to scheduled maturities.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, increased $4.5 million or 86.9%, to $9.7 million at March 31, 2021 from $5.2 million at December 31, 2020, due primarily to the purchase of a $5.0 million monthly floating rate security.

Net Loans. Net loans increased $5.9 million, or 3.5%, to $172.6 million at March 31, 2021 from $166.7 million December 31, 2020. The increase in loans was primarily attributable to increases in multi-family and construction and land loans. Multifamily loans increased $6.7 million, or 16.0%. Construction and land loans increased $4.1 million, or 69.4%, although $3.5 million of this increase was undisbursed at March 31, 2021. Nonresidential loans increased $983,000, or 3.3%. Commercial loans decreased $209,000, primarily due to PPP loan forgiveness.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $1.4 million, or 10.3%, to $12.0 million at March 31, 2021 from $13.3 million at December 31, 2020. Origination volumes for loans held for sale have slowed recently due to the increase in mortgage interest rates.

During the three months ended March 31, 2021, we had proceeds of $93.6 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $309,000, or 15.2%, to $2.3 million at March 31, 2021, from $2.0 million at December 31, 2020, primarily due to the increased balance of mortgage loans serviced for others. The prepayment speed assumptions were derived using data and projections from FNMA. FNMA is projecting a slowdown in originations and refinances in 2021 and continuing into 2022. A slowdown in mortgage activity would have a favorable impact on the fair value of our mortgage servicing rights as prepayment speeds would likely decrease. The balance of residential mortgage loans serviced for others increased to $253.7 million at March 31, 2021 compared to $230.2 at December 31, 2020. New mortgage servicing rights recorded for the three months ended March 31, 2021 were $367,000, offset by a decrease in the fair value of mortgage servicing rights of $59,000. The appraised value of the mortgage servicing rights increased four basis points to 0.92% during the quarter ended March 31, 2021.

Deposits. Deposits increased $3.2 million, or 2.1%, to $155.4 million at March 31, 2021 from $152.2 million at December 31, 2020. Core deposits, defined as demand and savings accounts, increased $7.8 million, or 8.6%, to $97.8 million at March 31, 2021 from $90.0 million at December 31, 2020. The increase was primarily the result of deposit shifts from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances. Time deposits decreased $4.6 million, or 7.3%, to $57.6 million at March 31, 2021 from $62.2 million at December 31, 2020. The reduction in time deposits is part of a planned strategy to reduce our dependence on higher cost funding sources and increase checking and savings account balances. Certificates originated through the National CD Rateline service totaled $5.6 million at March 31, 2021, and are included in time deposits noted above.

During the three months ended March 31, 2021, management continued its strategy of pursuing growth in lower cost core deposits. The Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March 2020 as we closed the lobbies in our branch offices due to the COVID-19 pandemic. The program was resumed mid-May 2020 when we re-opened our office lobbies to customers but was paused again in the third quarter of 2020 as the COVID-19 outbreak surged in Ohio and Kentucky and our lobbies were closed. The marketing program has resumed in the first quarter of 2021 and is scheduled to continue throughout the remainder of the year. Additionally, our tenant, PNC Bank has informed us they will be terminating their lease and relocating the branch office located on our first floor at the end of May 2021. We intend to occupy the vacated full-service branch location with an opening targeted for mid-June 2021.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances remained unchanged at $38.4 million at March 31, 2021. We intend to repay these advances as they mature or refinance at lower interest rates.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million, or 3.1%, to $42.8 million at March 31, 2021 from $41.5 million at December 31, 2020. The increase was primarily due to the $1.3 million in net income for the three month period ended March 31, 2021.

Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020

General. The Company recorded net income of $1.3 million for the quarter ended March 31, 2021, an increase of $1.5 million over the net loss of $226,000 for the quarter ended March 31, 2020. The increase in net income was due to a $3.0 million increase in noninterest income, primarily due to a $2.4 million increase in gain on sale of loans, a $44,000 increase in net interest income and a $65,000 decrease in the provision for loan losses, which were partially offset by a $1.2 million increase in noninterest expense and a $424,000 increase in federal income tax expense.

Interest and Dividend Income. Interest income decreased $207,000, or 9.8%, to $1.9 million for the quarter ended March 31, 2021 compared to the comparable quarter in 2020. Interest income on loans decreased $130,000, or 6.5%, to $1.9 million as of March 31, 2021. The average balance of portfolio loans during the three months ended March 31, 2021 decreased $10.0 million to $170.6 million, compared to the three months ended March 31, 2020. The decrease in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans as prepayments increased during 2020. The average yield on loans decreased 12 basis points to 4.25% for the three months ended March 31, 2021 from 4.37% for the three months ended March 31, 2020. The average balance of loans held for sale increased $8.1 million, or 139.2%, during the quarter ended March 31, 2021 compared to the same quarter in 2020, while the average yield on loans held for sale decreased 74 basis points, to 2.00% for the three months ended March 31, 2021 from 2.74% for the same quarter in 2020.

Interest income on securities decreased $5,000, or 20.0%, for the three months ended March 31, 2021. The average balance of securities increased $2.7 million to $8.6 million at March 31, 2021. The yield on securities decreased 83 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $71,000, or 83.5%. The yield on other interest-bearing assets decreased 125 basis points due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates. The average balance on other interest-earning assets increased $5.8 million.

Interest Expense. Total interest expense decreased $252,000, or 33.5%, to $500,000 for the quarter ended March 31, 2021 from $752,000 for the quarter ended March 31, 2020. Interest expense on deposit accounts decreased $211,000, or 41.9%, to $292,000 for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. The decrease in deposit expense between comparable quarters in 2021 from 2020 was primarily due to a 69 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings decreased $28,000, or 54.9%, during the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020, due to lower market interest rates. The average balance of savings accounts increased $12.2 million. Interest expense on interest-bearing demand accounts decreased $20,000 to $11,000 for the quarter ended March 31, 2021. The average cost of interest-bearing demand deposits decreased 49 basis points to 0.14%. The average balances in interest-bearing demand accounts increased $11.8 million during the three months ended March 31, 2021 compared to March 31, 2020. Interest expense on certificates of deposit decreased $163,000, or 38.7%. The average cost of certificates decreased 46 basis points to 1.77%. The average balance of certificates of deposit decreased $15.1 million to $60.4 million for the three months ended March 31, 2021 compared to the same period ended March 31, 2020.

Interest expense on FHLB advances decreased $41,000, or 16.4%, to $208,000 for the quarter ended March 31, 2021 from the quarter ended March 31, 2020. The average balance of advances decreased $6.1 million, or 13.8%, for the quarter ended March 31, 2021. The average cost of FHLB borrowings decreased six basis points to 2.17% for the quarter ended March 31, 2021.

Net Interest Income. Net interest income increased $44,000, or 3.2%, for the quarter ended March 31, 2021 compared to the same quarter in 2020. The interest rate spread increased to 2.33% for the quarter ended March 31, 2021 compared to 2.24% for the quarter ended March 31, 2020. The net interest margin remained unchanged at 2.54% for the quarters ended March 31, 2021 and 2020.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the three months ended March 31, 2021. The allowance for loan losses was $1.7 million, or 0.92% of total loans, at March 31, 2021, compared to $1.5 million, or 0.80% of total loans, at March 31, 2020. The Company had no net charge-offs during the three-month period ended March 31, 2021. As a percentage of nonperforming loans, the allowance for loan losses was 644.1% at March 31, 2021. Total loans past due were $518,000, or 0.3%, of total loans at March 31, 2021.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of March 31, 2021, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at March 31, 2021. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $3.0 million, or 572.0%, to $3.5 million for the quarter ended March 31, 2021 from $528,000 for the comparable quarter in 2020. The gain on sale of loans increased $2.4 million, or 551.8%, to $2.9 million for the quarter ended March 31, 2021 from $438,000 for the comparable quarter in 2020. The volume of loans sold during the three months ended March 31, 2021 totaled $90.7 million, an increase of $67.8 million, or 295.5%, over the $22.9 million loan sales volume during the three months ended March 31, 2020.

Mortgage servicing fees increased $190,000, primarily due to an increase in the balance of loans serviced for others during the three months ended March 31, 2021 compared to the same period in 2020. The value of mortgage servicing rights decreased $59,000 for the quarter ended March 31, 2021 compared to a decrease in the fair value of $170,000 for the comparable quarter in 2020. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights during 2020. The decline in value of the mortgage servicing rights was offset by the recognition of $367,000 in new mortgage servicing rights for the quarter ended March 31, 2021 compared to $42,000 in new mortgage servicing rights for the quarter ended March 31, 2020. During the three months ended March 31, 2021 we funded $39.9 million in loans serviced for others. No mortgage servicing rights are recorded for loans sold on a servicing-released basis.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 54.1%, to $3.3 million for the quarter ended March 31, 2021, over the comparable quarter in 2020. Salaries and employee benefits increased $894,000, or 68.8%, to $2.2 million for the quarter ended March 31, 2021 from $1.3 million for the comparable quarter in 2020, due primarily to increased mortgage lending and servicing support staff, increased loan officer commission expense, and related increased payroll tax expense and 401(k) matching contributions. Loan costs increased $145,000, or 213.2%, due to the increased loan volume. Data processing expense increased $94,000, or 77.2%, due to additional commercial deposit services and account growth. Advertising expense decreased $31,000 due to start-up costs on the aforementioned checking account marketing program that originally began January 2020.

Federal Income Taxes. The provision for federal income taxes was $350,000 for the three months ended March 31, 2021, compared to a tax benefit of $73,000 for March 31, 2020, an increase of $424,000. The increase was due primarily to the $2.0 million increase in income before income tax for the quarter ended March 31, 2021. The effective tax rates were 20.9% and 24.5% for the three months ended March 31, 2021 and 2020, respectively.

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

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$170,590	$1,811	4.25%	$180,554	$1,971	4.37%
Loans held for sale	13,984	70	2.00	5,847	40	2.74
Securities	8,637	21	0.97	5,986	27	1.80
Other (1)	29,395	14	0.19	23,546	85	1.44
Total interest-earning assets	222,606	1,916	3.44	215,933	2,123	3.93
Non-interest-earning assets	15,841			14,028
Total assets	$238,447			$229,961

Interest-bearing liabilities:
Savings	$50,566	$23	0.18	$38,354	$51	0.53
Interest-bearing demand	31,531	11	0.14	19,722	31	0.63
Certificates of deposit	60,357	258	1.77	75,479	421	2.23
Total deposits	142,454	292	0.82	133,555	503	1.51
Borrowings	38,412	208	2.17	44,548	248	2.23
Total interest-bearing liabilities	180,866	500	1.11	178,103	751	1.69
Non-interest-bearing Demand	17,802			19,081
Other non-interest-bearing liabilities	4,569			3,602
Total non- interest-bearing liabilities	22,371			22,683
Total equity	35,210			29,175
Total liabilities and total equity	$238,447			$229,961
Net interest income		$1,416			$1,372
Net interest rate spread (2)			2.33%			2.24%
Net interest-earning assets (3)	$41,740			$37,830
Net interest margin (4)			2.54%			2.54%
Average interest-earning assets to interest-bearing liabilities			123.08%			121.24%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.

(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2021, the Bank had $38.4 million outstanding in advances from the FHLB. At March 31, 2021, the Bank had collateral based capacity to borrow an additional $28.2 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2021 and cash used in operating activities was $5.9 million for the three months ended March 31, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $9.6 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $2.6 million and ($13.9 million) for the three months ended March 31, 2021 and 2020, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2021, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $6.3 million.

At March 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $36.2 million, or 15.2% of adjusted total assets, which is above the well-capitalized required level of $12.0 million, or 5.0%; total risk-based capital of $37.9 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $17.2 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $36.2 million, or 21.0%, of risk-weighted assets, which is above the well-capitalized required level of $11.2 million, or 6.5%. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $34.8 million, or 14.8% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; and total risk-based capital of $36.5 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.6 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2021, and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change Cincinnati Federal’s category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2021. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2021, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At March 31, 2021, we had no direct loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased of Publicly Announced Program (1)	Maximum Number of Shares That May Yet Be Purchased Under the Program (1)
January 1 to 31, 2021	-	$-	-	148,781
February 1 to 28, 2021	84	$12.38	84	148,697
March 1 to 31, 2021	2,719	$12.70	2,803	145,978

(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At March 31, 2021, the Company had purchased a total of 2,803 shares of the Company’s common stock under this program at an average price of $12.69 per share, and there remained 145,978 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)

3.2	Bylaws of Cincinnati Bancorp, Inc. (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on September 11, 2019, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: May 14, 2021	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)