Form 10-Q
period 2021-06-30
Cincinnati Bancorp, Inc.
filed 2021-08-13
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).     Yes ☐     No ☒

The number of outstanding shares of the registrant’s common stock as of August 11, 2021 was 2,933,625.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.     Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2021 (Unaudited) and December 31, 2020

	June 30,	December 31,
	2021	2020

Assets
Cash and due from banks	$2,108,054	$2,951,787
Interest-bearing demand deposits in banks	7,477,440	23,558,019
Federal funds sold	6,152,000	5,838,000

Cash and cash equivalents	15,737,494	32,347,806

Interest-bearing time deposits	1,500,000	3,000,000
Available-for-sale debt securities	9,170,776	5,213,830
Loans held for sale	12,822,300	13,345,370
Loans, net of allowance for loan losses of $1,672,545 and $1,672,545, respectively	192,343,365	166,667,918
Premises and equipment, net	3,474,669	3,487,826
Federal Home Loan Bank stock	3,766,100	2,801,800
Interest receivable	566,796	520,775
Mortgage servicing rights	2,716,301	2,025,323
Federal Home Loan Bank lender risk account receivable	1,927,124	1,947,271
Bank-owned life insurance	4,213,985	4,172,486
Other assets	1,531,028	1,603,150

Total assets	$249,769,938	$237,133,555

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$40,297,353	$41,945,628
Savings	54,524,077	48,056,629
Certificates of deposit	62,473,051	62,204,786
Total deposits	157,294,481	152,207,043

Federal Home Loan Bank advances	46,312,000	38,412,000
Advances from borrowers for taxes and insurance	1,018,783	1,946,340
Interest payable	59,856	73,585
Directors deferred compensation	688,857	601,536
Deferred tax liabilities	757,791	905,975
Other liabilities	841,213	1,483,105

Total liabilities	206,972,981	195,629,584

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 2,975,625 at June 30, 2021 and December 31, 2020; outstanding 2,961,634 at June 30, 2021 and 2,975,625 at December 31, 2020	29,756	29,756
Additional paid-in capital	23,179,224	23,266,485
Unearned ESOP shares	(1,622,235)	(1,673,660)
Retained earnings - substantially restricted	21,576,440	20,173,404
Accumulated other comprehensive loss	(366,228)	(292,014)

Total stockholders' equity	42,796,957	41,503,971

Total liabilities and stockholders' equity	$249,769,938	$237,133,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$1,875,716	$2,014,550	$3,756,623	$4,025,915
Securities	20,596	20,496	33,076	47,214
Dividends on Federal Home Loan Bank stock and other	14,493	25,813	37,484	111,172
Total interest and dividend income	1,910,805	2,060,859	3,827,183	4,184,301

Interest Expense
Deposits	255,061	428,742	547,338	931,846
Federal Home Loan Bank advances	247,850	239,762	455,510	488,144
Total interest expense	502,911	668,504	1,002,848	1,419,990

Net Interest Income	1,407,894	1,392,355	2,824,335	2,764,311

Provision for Loan Losses	—	—	—	65,000

Net Interest Income After Provision for Loan Losses	1,407,894	1,392,355	2,824,335	2,699,311

Noninterest Income
Gain on sales of loans	1,927,553	2,275,977	4,784,820	2,714,331
Mortgage servicing fees (costs)	247,650	(115,769)	333,793	(219,283)
Mortgage derivative income (expense)	(433,875)	—	(129,180)	—
Other	269,292	248,506	575,295	441,249
Total noninterest income	2,010,620	2,408,714	5,564,728	2,936,297

Noninterest Expense
Salaries and employee benefits	2,207,502	1,937,933	4,402,563	3,238,707
Occupancy and equipment	182,222	177,547	378,586	328,613
Directors compensation	42,250	44,583	84,500	90,333
Data processing	180,619	129,124	395,527	250,382
Professional fees	91,376	74,333	183,178	146,062
Franchise tax	72,510	55,202	142,312	110,860
Deposit insurance premiums	15,020	3,019	29,859	3,019
Advertising	97,563	43,595	134,677	111,234
Software licenses	33,626	36,569	60,389	69,540
Loan costs	186,268	150,552	399,691	218,705
Other	219,070	244,025	414,461	463,031
Total noninterest expense	3,328,026	2,896,482	6,625,743	5,030,486

Income Before Income Taxes	90,488	904,587	1,763,320	605,122

Provision for Income Taxes	9,964	180,594	360,284	107,179

Net Income	$80,524	$723,993	$1,403,036	$497,943

Earnings per common share - basic	$0.03	$0.26	$0.51	$0.18
Earnings per common share - diluted	$0.03	$0.26	$0.49	$0.18
Weighted-average shares outstanding - basic	2,747,331	2,738,353	2,750,057	2,749,782
Weighted-average shares outstanding - diluted	2,819,644	2,775,340	2,819,131	2,792,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net Income	$80,524	$723,993	$1,403,036	$497,943

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(42,270)	92,535	(14,748)	33,582
Tax (expense) benefit	8,877	(19,432)	3,097	(7,052)
Changes in directors' retirement plan prior service costs	10,962	(13,568)	(41,183)	(25,923)
Tax (expense) benefit	(2,302)	2,849	(21,380)	5,444
Other comprehensive income (loss)	(24,733)	62,384	(74,214)	6,051

Comprehensive Income	$55,791	$786,377	$1,328,822	$503,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2021:

Balance, April 1, 2021	$29,756	$23,265,450	$(1,647,947)	$21,495,916	$(341,495)	$42,801,680

ESOP shares earned	—	12,170	25,712	—	—	37,882

Stock based compensation expense	—	55,915	—	—	—	55,915

Net income	—	—	—	80,524	—	80,524

Repurchase of common stock	—	(154,311)	—	—	—	(154,311)

Other comprehensive loss	—	—	—	—	(24,733)	(24,733)

Balance, June 30, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2020:

Balance, April 1, 2020	$29,756	$23,187,302	$(1,750,797)	$16,791,633	$(347,322)	$37,910,572

ESOP shares earned	—	(3,745)	25,712	—	—	21,967

Stock based compensation expense	—	25,790	—	—	—	25,790

Net income	—	—	—	723,993	—	723,993

Other comprehensive income	—	—	—	—	62,384	62,384

Balance, June 30, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,626	$(284,938)	$38,744,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2021 and 2020 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2021:

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	—	18,162	51,425	—	—	69,587

Stock-based compensation expense	—	84,449	—	—	—	84,449

Net income	—	—	—	1,403,036	—	1,403,036

Repurchase of common stock	—	(189,872)	—	—	—	(189,872)

Other comprehensive loss	—	—	—	—	(74,214)	(74,214)

Balance, June 30, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2020:

Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,683	$(290,989)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	—	—	14,284,580

Contribution by CF Mutual Holding Company		50,000	—	—	—	50,000

Exchange of common stock	(29,607)	—	—	—	—	(29,607)

ESOP shares earned	—	721	46,598	—	—	47,319

Stock-based compensation expense	—	51,582	—	—	—	51,582

Net income	—	—	—	497,943	—	497,943

Other comprehensive income	—	—	—	—	6,051	6,051

Balance, June 30, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,626	$(284,938)	$38,744,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020 (Unaudited)

	Six Months Ended June 30,
	2021	2020

Operating Activities
Net income	$1,403,036	$497,943
Items not requiring (providing) cash:
Depreciation and amortization	114,087	110,327
Provision for loan losses	—	65,000
Amortization of premiums and discounts on securities, net	5,836	11,637
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	—	2,315
Change in deferred income taxes	148,184	284,693
Gain on sale of loans	(4,784,820)	(2,714,331)
Proceeds from the sale of loans held for sale	158,036,785	121,567,144
Origination of loans held for sale	(152,728,895)	(135,391,885)
Mortgage servicing rights	(690,978)	(43,027)
Earnings on cash surrender value of bank-owned life insurance	(41,499)	(42,497)
Stock-based compensation expense	84,449	51,582
ESOP shares earned	69,587	47,319
Changes in:
Interest receivable	(46,021)	61,716
Federal Home Loan Bank lender risk account receivable	20,147	13,047
Derivative assets	201,121	—
Other assets	(128,999)	(76,364)
Interest payable	(13,729)	(14,813)
Derivative liabilities	(71,941)	—
Other liabilities	(838,464)	(44,599)
Net cash provided by (used in) operating activities	737,886	(15,614,793)

Investing Activities
Net change in interest-bearing deposits	1,500,000	(1,500,000)
Proceeds from maturities of available-for-sale securities	1,056,845	751,761
Purchase of available for sale securities	(5,034,375)	—
Purchase of Federal Home Loan Bank stock	(964,300)	(144,400)
Net change in loans	(25,675,447)	17,273,543
Purchase of premises and equipment	(100,930)	(294,393)
Net cash provided by (used in) investing activities	(29,218,207)	16,086,511

Financing Activities
Net increase (decrease) in deposits	5,087,438	(17,567,513)
Repurchase of common stock	(189,872)	—
Proceeds from issuance of common stock	—	14,060,646
Proceeds from Federal Home Loan Bank advances	17,500,000	14,000,000
Repayment of Federal Home Loan Bank advances	(9,600,000)	(19,400,000)
Net decrease in advances from borrowers for taxes and insurance	(927,557)	997
Net cash provided by (used in) financing activities	11,870,009	(8,905,870)

Decrease in Cash and Cash Equivalents	(16,610,312)	(8,434,152)
Cash and Cash Equivalents, Beginning of Period	32,347,806	37,735,266
Cash and Cash Equivalents, End of Period	$15,737,494	$29,301,114

Supplemental Cash Flows Information
Interest paid	$1,016,577	$1,434,803
Income taxes paid	455,000	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

The accompanying condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Revisions

Certain immaterial revisions have been made to the 2020 condensed consolidated financial statements for a change in earnings per share and diluted earnings per share more fully discussed in Note 4. These revisions did not have a significant impact on the financial line items impacted.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

June 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$9,142,213	$55,718	$(27,155)	$9,170,776

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,170,519	$46,278	$(2,967)	$5,213,830

The Company had no sales of investment securities during the three and six month periods ended June 30, 2021 or 2020. The Company had not pledged any of its investment securities as of June 30, 2021 or December 31, 2020.

The amortized cost and fair value of available-for-sale securities at June 30, 2021 and December 31, 2020, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2021 and December 31, 2020 was $4,872,946 and $192,587, respectively, which was approximately 53.1% and 3.7%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at June 30, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$4,824,200	$(26,646)	$48,746	$(509)	$4,872,946	$(27,155)

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$51,122	$(617)	$141,465	$(2,350)	$192,587	$(2,967)

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:       Loans and Allowance for Loan Losses

Categories of loans at June 30, 2021 and December 31, 2020 include:

	June 30,	December 31,
	2021	2020
	(unaudited)

One to four family mortgage loans - owner occupied	$77,823,417	$72,697,588
One to four family - investment	10,788,072	12,058,824
Multi-family mortgage loans	52,010,529	41,749,223
Nonresidential mortgage loans	37,425,392	29,531,917
Construction and land loans	15,711,968	5,841,415
Real estate secured lines of credit	10,189,144	9,934,387
Commercial loans	404,961	736,979
Other consumer loans	361,919	338,709
Total loans	204,715,402	172,889,042

Less:
Net deferred loan costs	(390,098)	(332,908)
Undisbursed portion of loans	11,089,590	4,881,487
Allowance for loan losses	1,672,545	1,672,545

Net loans	$192,343,365	$166,667,918

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2021 and 2020 and the year ended December 31, 2020:

	At or For the Six Months Ended June 30, 2021 (Unaudited)
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(55,596)	(37,314)	1,511	(134)	134,230	(20,228)	(16,705)	(5,764)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545

Ending balance: Individually evaluated for impairment	$61,431	$54,071	$—	$—	$—	$—	$—	$—	$115,502

Ending balance: Collectively evaluated for impairment	$299,377	$8,593	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,557,043
Loans:
Ending balance	$77,823,417	$10,788,072	$52,010,529	$37,425,392	$15,711,968	$10,189,144	$404,961	$361,919	$204,715,402

Ending balance: Individually evaluated for impairment	$1,307,857	$444,164	$128,886	$—	$—	$56,671	$—	$—	$1,937,578

Ending balance: Collectively evaluated for impairment	$76,515,560	$10,343,908	$51,881,643	$37,425,392	$15,711,968	$10,132,473	$404,961	$361,919	$202,777,824

At or For Three Months Ended June 30, 2021 (Unaudited)
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$362,568	$121,520	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,672,545
Provision (credit) charged to expense	(1,760)	(58,856)	(7,799)	22,386	70,462	(7,828)	(11,271)	(5,334)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545

	At or For the Six Months Ended June 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	124,866	15,522	(176,066)	120,196	6,137	(39,465)	20,812	(7,002)	65,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545

	At or For Three Months Ended June 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$218,676	$154,898	$480,541	$416,193	$81,451	$99,062	$16,401	$5,323	$1,472,545
Provision (credit) charged to expense	230,837	(57,157)	(132,424)	(18,971)	(5,857)	(33,340)	15,819	1,093	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2020
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total

Allowance for loan loans:
Balance, beginning of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	91,757	17,759	146,639	39,306	26,978	(55,851)	5,703	(7,291)	265,000
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545

Ending balance: Individually evaluated for impairment	$20,722	$40,075	$—	$—	$—	$—	$—	$—	$60,797

Ending balance: Collectively evaluated for impairment	$395,682	$59,903	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,611,748
Loans:
Ending balance	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Ending balance: Individually evaluated for impairment	$1,236,597	$561,660	$210,524	$—	$—	$58,557	$—	$—	$2,067,338

Ending balance: Collectively evaluated for impairment	$71,460,991	$11,497,164	$41,538,699	$29,531,917	$5,841,415	$9,875,830	$736,979	$338,709	$170,821,704

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (unaudited)
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate		Other
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$77,091,650	$10,478,842	$52,010,529	$36,977,920	$15,711,968	$10,063,226	$404,961	$361,919	$203,101,015
Special mention	—	309,230	—	447,472	—	—	—	—	756,702
Substandard	731,767	—	—	—	—	125,918	—	—	857,685
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$77,823,417	$10,788,072	$52,010,529	$37,425,392	$15,711,968	$10,189,144	$404,961	$361,919	$204,715,402

	December 31, 2020
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate		Other
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$71,930,902	$11,538,993	$41,669,892	$29,063,783	$5,841,415	$9,783,448	$736,979	$338,709	$170,904,121
Special mention	113,516	519,831	—	468,134	—	—	—	—	1,101,481
Substandard	653,170	—	79,331	—	—	150,939	—	—	883,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or six months ended June 30, 2021.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (unaudited)
			90 Days and				Total Loans >
	30‑59 Days Past	60‑89 Days	Greater	Total Past		Total Loans	90 Days Past
	Due	Past Due	Past Due	Due	Current	Receivable	Due & Accruing

One to four-family mortgage loans	$243,145	$—	$258,904	$502,049	$77,321,368	$77,823,417	$—
One to four family - investment	—	—	—	—	10,788,072	10,788,072	—
Multi-family mortgage loans	—	—	—	—	52,010,529	52,010,529	—
Nonresidential mortgage loans	—	—	—	—	37,425,392	37,425,392	—
Construction & land loans	—	—	—	—	15,711,968	15,711,968	—
Real estate secured lines of credit	—	—	—	—	10,189,144	10,189,144	—
Commercial loans	—	—	—	—	404,961	404,961	—
Other consumer loans	—	—	—	—	361,919	361,919	—

Total	$243,145	$—	$258,904	$502,049	$204,213,353	$204,715,402	$—

	December 31, 2020
			90 Days and				Total Loans >
	30‑59 Days Past	60‑89 Days	Greater	Total Past		Total Loans	90 Days Past
	Due	Past Due	Past Due	Due	Current	Receivable	Due & Accruing

One to four-family mortgage loans	$96,826	$127,616	$173,877	$398,319	$72,299,269	$72,697,588	$—
One to four family - investment	—	—	—	—	12,058,824	12,058,824	—
Multi-family mortgage loans	—	—	—	—	41,749,223	41,749,223	—
Nonresidential mortgage loans	—	—	—	—	29,531,917	29,531,917	—
Construction & land loans	—	—	—	—	5,841,415	5,841,415	—
Real estate secured lines of credit	—	—	—	—	9,934,387	9,934,387	—
Commercial loans	—	—	—	—	736,979	736,979	—
Other consumer loans	—	—	—	—	338,709	338,709	—

Total	$96,826	$127,616	$173,877	$398,319	$172,490,723	$172,889,042	$—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for June 30, 2021, June 30, 2020 and December 31, 2020:

				For the Three Months Ended		For the Six Months Ended
	At June 30, 2021 (Unaudited)			June 30, 2021		June 30, 2021
				Average		Average
		Unpaid		Investment		Investment
	Recorded	Principal	Specific	in Impaired	Interest Income	in Impaired	Interest Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,290,368	$1,290,368	$—	$1,293,789	12,439	$1,297,615	$25,206
One to Four family - Investment	238,768	238,768	—	292,069	2,723	297,336	6,513
Multi-family mortgage loans	128,886	128,886	—	129,303	1,458	129,881	2,930
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	56,671	56,671	—	57,137	1,008	57,581	2,030
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance					—
One- to four-family mortgage loans	17,489	78,919	61,431	79,120	478	79,364	721
One to Four family - Investment	205,396	245,471	54,071	246,329	2,873	247,291	5,290
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,937,578	$2,039,083	$115,502	$2,097,747	$20,979	$2,109,068	$42,690

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020

			Average
	Average Investment	Interest Income	Investment in	Interest Income
	in Impaired Loans	Recognized	Impaired Loans	Recognized

	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,110,695	12,193	$1,113,759	$25,324
One to Four family - Investment	367,860	4,855	369,954	10,947
Multi-family mortgage loans	392,202	7,045	449,058	16,276
Nonresidential mortgage loans	49,803	707	51,927	1,480
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	60,499	785	60,923	2,088
Commercial Loans	—	—	—	—
Other consumer loans	—	—	—	—
Loans with a specific valuation allowance		—
One- to four-family mortgage loans	80,862	906	81,205	1,180
One to Four family - Investment	325,793	1,734	327,091	7,381
Multi-family mortgage loans	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Other consumer loans	—	—	—	—

	$2,387,714	$28,225	$2,453,917	$64,676

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2020
				Average
		Unpaid		Investment
	Recorded	Principal	Specific	in Impaired	Interest Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,177,459	$1,177,459	$—	$1,190,698	$52,684
One- to four-family - investment	352,514	352,514	—	362,021	19,387
Multi-family mortgage loans	210,524	210,524	—	330,855	22,817
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	58,557	58,557	—	60,115	4,087
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	59,138	79,860	20,722	80,701	1,689
One- to four-family - investment	209,146	249,221	40,075	252,341	11,794
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$2,067,338	$2,128,135	$60,797	$2,276,731	$112,458

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at June 30, 2021 and December 31, 2020. This table excludes accruing TDRs, which totaled $1,003,000 and $1,143,000 at June 30, 2021 and December 31, 2020, respectively.

	June 30,	December 31,
	2021	2020
(unaudited)
One- to four-family mortgage loans	$258,904	$173,877
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$258,904	$173,877

At June 30, 2021, the Company had no loans that were modified in a TDR and that were impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs at June 30, 2021. The following table presents the newly classified TDRs at December 31, 2020:

December 31, 2020
		Pre-Modification	Post-Modification
	Number of	Recorded	Recorded
	Loans	Balance	Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	1	$82,561	$82,561
Residential 1-4 family - investment	—	—	—
Multifamily	—	—	—
Nonresidential mortgage loans	—	—	—
Construction & land loans	—	—	—
Construction & land loans	—	—	—
Real estate secured lines of credit	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—

	1	$82,561	$82,561

Newly classified TDRs, by type of modification, are as follows at December 31, 2020:

December 31, 2020
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$82,561	$—	$—	$82,561
Residential 1-4 family -investment	—	—	—	—
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—

	$82,561	$—	$—	$82,561

There were no TDRs modified during the three and six months ended June 30, 2021 that subsequently defaulted. As of June 30, 2021, borrowers with loans designated as TDRs totaling $874,000 of residential real estate loans and $129,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2021, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

In March 2020, in connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 (extended to January 1, 2022 by the Consolidated Appropriations Act, 2021) or (2) 60 days after the end of the COVID-19 national emergency. The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. At June 30, 2021, all loan deferral periods have ended and all affected loans have returned to regular payment terms.

There were no foreclosed real estate properties at June 30, 2021 or December 31, 2020. There was one consumer mortgage loan in process of foreclosure totaling $127,616 at June 30, 2021.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:       Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computation of weighted-average shares outstanding for the three and six months ended June 30, 2020 has been revised to correct a computational error involving the allocation of ESOP shares related to the closing of the second-step transaction. The average unearned ESOP shares from the second-step transaction were not properly deducted from the weighted-average shares outstanding. The computations for the three and six month periods ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
	2021	2020	2020
		(as revised)	(as reported)
Net income	$80,524	$723,993	$723,993
Less allocation of net income to participating securities	960	7,698	4,704
Net income allocated to common shareholders	79,564	716,295	719,289

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,978,408	2,940,759	2,955,636
Less: Average unearned ESOP shares and unvested restricted stock	231,077	202,406	74,026
Weighted-average shares outstanding - basic	2,747,331	2,738,353	2,881,610

Basic earnings per common share	$0.03	$0.26	$0.25

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,747,331	2,738,353	2,881,610
Stock options	72,313	36,987	28,026
Weighted-average shares outstanding - diluted	2,819,644	2,775,340	2,909,636

Diluted earnings per share	$0.03	$0.26	$0.25

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30,
	2021	2020	2020
		(as revised)	(as reported)
Net income	$1,403,036	$497,943	$497,943
Less allocation of net income to participating securities	13,953	5,594	3,511
Net income allocated to common shareholders	1,389,083	492,349	494,432

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,974,864	2,938,942	2,951,248

Less: Average unearned ESOP shares and unvested restricted stock	224,807	189,160	72,740

Weighted-average shares outstanding - basic	2,750,057	2,749,782	2,878,508

Basic earnings per common share	$0.51	$0.18	$0.17

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,750,057	2,749,782	2,878,508
Stock options	69,074	42,559	32,996
Weighted-average shares outstanding - diluted	2,819,131	2,792,341	2,911,504

Diluted earnings per share	$0.49	$0.18	$0.17

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at June 30, 2021.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2021 (unaudited):

Total risk-based capital (to risk-weighted assets)	$38,102	19.8%	$15,415	8.0%	$19,268	10.0%

Tier I capital (to risk-weighted assets)	36,429	18.9%	11,561	6.0%	15,415	8.0%

Common Equity Tier I capital (to risk-weighted assets)	36,429	18.9%	8,671	4.5%	12,524	6.5%

Tier I capital (to adjusted average total assets)	36,429	15.3%	9,556	4.0%	11,945	5.0%

As of December 31, 2020:

Total risk-based capital (to risk-weighted assets)	$36,465	22.0%	$13,272	8.0%	$16,590	10.0%

Tier I capital (to risk-weighted assets)	34,792	21.0%	9,954	6.0%	13,272	8.0%

Common Equity Tier I capital (to risk-weighted assets)	34,792	21.0%	7,465	4.5%	10,783	6.5%

Tier I capital (to adjusted average total assets)	34,792	14.8%	9,415	4.0%	11,769	5.0%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and (liabilities) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$9,170,776	$—	$9,170,776	$—
Mortgage servicing rights	2,716,301	—	—	2,716,301
Interest rate lock commitments (included in other assets)	215,022	—		215,022
Interest rate lock commitments (included in other liabilities)	(453)	—	—	(453)
Forward sale commitments (included in other assets)	82,502	—	82,502	—
Forward sale commitments (included in other liabilities)	(72,601)	—	(72,601)	—

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,213,830	$—	$5,213,830	$—
Mortgage servicing rights	2,025,323	—	—	2,025,323
Interest rate lock commitments (included in other assets)	498,644	—	—	498,644
Interest rate lock commitments (included in other liabilities)	—	—	—	—
Forward sale commitments (included in other assets)	—	—	—	—
Forward sale commitments (included in other liabilities)	(144,995)	—	(144,995)	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(Unaudited)

Fair value as of the beginning of the period	$2,333,873	$1,085,493	$2,025,323	$1,213,815
Recognition of mortgage servicing rights on the sale of loans	294,210	353,492	661,374	395,024
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	88,218	(182,143)	29,604	(351,997)

Fair value at the end of the period	$2,716,301	$1,256,842	$2,716,301	$1,256,842

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

Derivative Loan Commitments

Mortgage loan commitments that relate to the origination of a mortgage loan that will be held for sale upon funding are considered derivative instruments under the derivatives and hedging accounting guidance (ASC 815, Derivatives and Hedging). Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in noninterest income.

Mortgage derivative financial instruments consist of mortgage banking interest rate lock commitments and forward mortgage loan sale commitments. The fair value of forward mortgage loan sale commitments is obtained from an independent third party and is based on the gain or loss that would occur if the Company were to pair-off the sales transaction with the investor. The fair value of forward mortgage loan sale commitments is classified as Level 2 in the fair value hierarchy.

The fair value of interest rate lock commitments is also obtained from an independent third party and is based on investor prices for the underlying loans or current secondary market prices for loans with similar characteristics, less estimated costs to originate the loans and adjusted for the anticipated funding probability (pull-through rate). The fair value of interest rate lock commitments is classified as Level 3 in the fair value hierarchy.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides information on the Company’s derivative financial instruments as of June 30, 2021 and December 31, 2020:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

June 30, 2021 (Unaudited)
Interest rate lock commitments	$16,294,635	$215,022	$453
Forward sale commitments	29,110,602	82,502	72,601

	$45,405,237	$297,524	$73,054

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

December 31, 2020
Interest rate lock commitments	$19,613,510	$498,644	$—
Forward sale commitments	32,953,442	—	144,995

	$52,566,952	$498,644	$144,995

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

	(Unaudited)

Interest rate lock commitments	$214,569	$—	$421,832	$—
Forward sale commitments	(648,444)	—	(551,012)	—

Unrealized gains/(losses) recognized in earnings	$(433,875)	$—	$(129,180)	$—

The Company’s derivative financial instruments at June 30, 2020 were not material.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at June 30, 2021 and December 31, 2020.

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2021 (unaudited):
Collateral-dependent impaired loans	$258,904	$—	$—	$258,904

December 31, 2020
Collateral-dependent impaired loans	$173,877	$—	$—	$173,877

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2021 and December 31, 2020:

				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Inputs	Average)
June 30, 2021 (unaudited):
Mortgage servicing rights	$2,716,301	Discounted cash flow	Discount rate PSA prepayment speeds	10% (159%-655%) 255%
Interest rate lock and mandatory commitments (assets)	$297,524	Secondary market prices	Pull-through rate	(70%-100%) 85%
Interest rate lock and mandatory commitments (liabilities)	$(73,054)	Secondary market prices	Pull-through rate	(70%-100%) 85%
Impaired loans (collateral dependent)	$258,904	Market comparable properties	Marketability discount	(10%-15%)12%

December 31, 2020:
Mortgage servicing rights	$2,025,323	Discounted cash flow	Discount rate PSA prepayment speeds	10% (177%-565%) 296%
Interest rate lock and mandatory commitments	$498,644	Secondary market prices	Pull-through rate	(70%-100%) 85%
Interest rate lock and mandatory commitments (liabilities)	$(144,995)	Secondary market prices	Pull-through rate	(70%-100%) 85%
Impaired loans (collateral dependent)	$173,877	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2021 (unaudited):
Financial Assets:
Cash and cash equivalents	$15,737,494	$15,737,494	$—	$—
Interest-bearing time deposits	1,500,000	—	1,500,000	—
Loans held for sale	12,822,300	—	13,182,400	—
Loans, net of allowance for loan losses	192,343,365	—	—	189,900,605
Federal Home Loan Bank stock	3,766,100	—	3,766,100	—
Interest receivable	566,796	—	566,796	—
Federal Home Loan Bank lender risk account receivable	1,927,124	—	—	2,188,726

Financial Liabilities:
Deposits	157,294,481	94,821,430	63,335,647	—
Federal Home Loan Bank advances	46,312,000	—	47,168,549	—
Advances from borrowers for taxes and insurance	1,018,783	—	1,018,783	—
Interest payable	59,856	—	59,856	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$32,347,806	$32,347,806	$—	$—
Interest-bearing time deposits	3,000,000	—	3,000,000	—
Loans held for sale	13,345,370	—	13,690,802	—
Loans, net of allowance for loan losses	166,667,918	—	—	165,251,240
Federal Home Loan Bank stock	2,801,800	—	2,801,800	—
Interest receivable	520,775	—	520,775	—
Federal Home Loan Bank lender risk account receivable	1,947,271	—	—	2,157,661

Financial Liabilities:
Deposits	152,207,043	90,002,257	63,577,288	—
Federal Home Loan Bank advances	38,412,000	—	39,718,400	—
Advances from borrowers for taxes and insurance	1,946,340	—	1,946,340	—
Interest payable	73,585	—	73,585	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to fund fixed rate loans at June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021		December 31, 2020
(unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$16,294,635	2.25% - 4.375%	$28,451,835	2.25% - 3.25%

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

Loan commitments outstanding at June 30, 2021 and December 31, 2020, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	June 30,	December 31,
	2021	2020
	(unaudited)

Commitments to originate loans for portfolio	$11,863,431	$189,200
Forward sale commitments	29,110,602	41,791,767
Lines of credit	21,845,507	19,826,038

NOTE 8:       Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
	2021	2020
	(unaudited)

Net unrealized gains on available for sale securities	$28,563	$43,311

Directors' retirement plan	(454,590)	(413,407)
	(426,027)	(370,096)
Tax benefit	(59,799)	(78,082)

Net of tax amount	$(366,228)	$(292,014)

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9:       Equity Incentive Plans

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

In May 2021, the Company’s stockholders approved the Cincinnati Bancorp 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorized the issuance or delivery to participants of up to 231,414 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2021 Plan pursuant to the exercise of stock options is 165,296 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 66,118 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2021 Plan may be authorized but unissued shares or treasury shares. The 2021 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 and 2021 Plans).

The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatility is based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of the options granted represents the period of time that options are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

2021

Volatility	20%
Weighted-average volatility	20%
Expected dividends	—
Expected term (in years)	10
Risk-free rate	1.62%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plans was as follows for the six months ended June 30, 2021 and 2020:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Unaudited)
For the Six Months Ended June 30, 2021:
Outstanding, beginning of period	134,328	$6.34	6.87	$698,506
Granted	166,608	$13.93
Exercised	—	$—
Forfeited	(1,290)	$6.94
Outstanding, end of period	299,646	$10.57	8.37	$1,081,788
Exercisable, end of period	94,441	$5.98	6.11	$774,097

In June 2017, the Company awarded 55,098 restricted shares to members of the Board of Directors and certain members of management under the 2017 Plan. In June 2020, the Company awarded 1,324 restricted shares to certain members of management. The restricted stock awards have a five year vesting period.

On May 20, 2021, the Company awarded 17,000 restricted shares to members of the Board of Directors under the 2021 Plan. On June 9, 2021, the Company awarded 49,000 restricted shares to certain members of management. The restricted stock awards have a five year vesting period.

A summary of the status of the Company’s nonvested shares as of June 30, 2021, and changes during the period then ended, is presented below:

	Shares	Weighted average grant-date fair value
Nonvested, beginning of period	22,482	$6.31
Granted	66,000	13.94
Vested	(10,843)	6.03
Forfeited	—	—
Nonvested, end of period	77,639	$12.83

Shares of restricted stock awarded to employees under the 2017 and 2021 Plans are subject to vesting based on continuous employment for a specified time period following the date of grant.

During the restricted period, the holders are entitled to full voting rights and dividends, and are therefore considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements was $55,915 for the three months ended June 30, 2021 and $25,791 for the three months ended June 30, 2020.Total compensation cost recognized in the income statement for share-based payment arrangements was $84,449 for the six months ended June 30, 2021 and $51,582 for the six months ended June 30, 2020.

As of June 30, 2021, there was approximately $1,769,821 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 and 2021 Plans, which is expected to be recognized over a weighted-average period of 4.7 years.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 11:        Subsequent Event

In light of the current low interest rate environment, the Company initiated a plan in July 2021 to prepay existing higher rate FHLB advances and replace those FHLB advances with lower cost alternative funding sources as market conditions permit. The Company identified $27.2 million in FHLB advances maturing between March 2022 and August 2024 with a weighted-average interest cost of 2.06% as candidates for prepayment.

As of August 11, 2021, the Company has prepaid $27.2 million of these FHLB advances. The FHLB advances had a weighted-average interest cost of 2.06% and were replaced with National CD Rateline funds with a weighted-average cost of 0.28%. The prepayment penalty incurred as of August 11, 2021 was $763,000.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2020, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cautionary Note Regarding Forward –Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the asset quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;
●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
●	we may incur increased charge-offs in the future;
●	we may face competitive loss of customers;
●	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;
●	competition among depository and other financial institutions;
●	our ability to successfully implement our business plan and to grow our franchise to improve profitability;
●	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	changes in consumer spending, borrowing and savings habits;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own;

●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

These modifications for our portfolio loans were for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request was evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continued to accrue during the deferral period. While interest and fees were still accrued to income, through normal GAAP accounting, should eventual credit losses on these deferred payments have emerged, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At June 30, 2021, all loan deferral periods have ended and all affected loans have returned to regular repayment terms. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what the potential impact of loan deferrals will have on the Company’s financial position, results of operations and the allowance for loan losses.

As of June 30, 2021, the Company had no loans remaining in loan deferral status. All borrowers who had requested loan payment forbearance have returned to repayment under the original terms of the loan.

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We had conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. As of June 30, 2021, there was one sold loan remaining in loan deferral status. As of June 30, 2021, all other borrowers requesting loan payment forbearance have returned to repayment under the original terms of the loan. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position.

The following table shows the coronavirus payment deferral modifications approved for loans sold as of June 30, 2021 and December 31, 2020:

COVID‑19 Loans Serviced for Others Deferrals Update	As of June 30, 2021		As of December 31, 2020
	(unaudited)
	Recorded	Number	Recorded	Number
	Investor Balance	of Accounts	Investor Balance	of Accounts

FHLB -Cincinnati	$—	—	$306,594	2
Freddie Mac	143,783	1	514,645	3

Total	$143,783	1	$821,239	5

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. We originated a total of 23 PPP loans totaling $633,800 under the initial PPP. As of June 30, 2021, all loans originated under the original program have been forgiven. We participated in the second round of the PPP and originated seven loans totaling $185,000. PPP loans are fully guaranteed by the SBA and therefore do not represent a credit risk. PPP loans are included within the commercial loans category.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced an increase in their fair value as of June 30, 2021 as mortgage prepayment speeds moderated in the first six months of 2021. The continuing low mortgage interest rate environment has resulted in increased loan origination volumes. The volume of loans sold with mortgage servicing rights retained has increased and resulted in an overall increase in the recorded value of our mortgage servicing rights. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future changes in the fair value of our MSRs.

Financial position and results of operations

While we have not experienced any charge-offs related to COVID-19 as of June 30, 2021, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. In recent months the economy has strengthened and shown growth per the July 2021 Federal Reserve Beige Book summary. As of June 30, 2021, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 worsen or are prolonged.

Capital and liquidity

As of June 30, 2021, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19 or otherwise, our reported and regulatory capital ratios could be adversely impacted by any further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment. As the pandemic has progressed, all of our office employees have returned to the office. As of June 30, 2021, our branch lobbies were open for customer transactions with appropriate safety measures established. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of June 30, 2021, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of General Electric’s employees are borrowers from the Company, and their ability to service their debt may be or may become impaired.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets. Total assets were $249.8 million at June 30, 2021, an increase of $12.6 million, or 5.3%. The increase was primarily from increases in loans, net of allowances, of $25.7 million and available-for-sale securities of $4.0 million, partially offset by a decrease in cash and cash equivalents of $16.6 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $16.6 million, or 51.3%, to $15.7 million at June 30, 2021, from $32.3 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributable to increases in loans, net of allowance, of $25.7 million and available-for sale securities of $4.0 million, which were partially offset by a $5.1 million increase in deposits and a $7.9 million increase in Federal Home Loan Bank Advances.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $1.5 million at June 30, 2021, a decrease of $1.5 million from December 31, 2020, due to scheduled maturities.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, increased $4.0 million or 75.9%, to $9.2 million at June 30, 2021 from $5.2 million at December 31, 2020, due primarily to the purchase of a $5.0 million monthly floating rate security.

Net Loans. Net loans increased $25.7 million, or 15.4%, to $192.3 million at June 30, 2021 from $166.7 million December 31, 2020. The increase in loans was primarily attributable to increases in multi-family, nonresidential, and construction and land loans. Multifamily loans increased $10.3 million, or 24.6%. Nonresidential loans increased $7.9 million, or 26.7%. Construction and land loans increased $9.9 million, or 169.0%, although $11.1 million of the construction and land loans was undisbursed at June 30, 2021. Commercial loans decreased $332,000, primarily due to PPP loan forgiveness.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $523,000, or 3.9%, to $12.8 million at June 30, 2021 from $13.3 million at December 31, 2020.

During the six months ended June 30, 2021, we had proceeds of $158.0 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis, an increase of $36.5 million, or 30.0%, over the six months ended June 30, 2020. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income given favorable market conditions.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $691,000, or 34.1%, to $2.7 million at June 30, 2021, from $2.0 million at December 31, 2020, primarily due to the increased balance of mortgage loans serviced for others. The prepayment speed assumptions were derived using data and projections from FNMA. FNMA is forecasting a return to a lower level of refinancing in 2021 with further reductions in 2022. A slowdown in mortgage activity would be expected to have a favorable impact on the fair value of our mortgage servicing rights as prepayment speeds would likely decrease. The balance of residential mortgage loans serviced for Freddie Mac and the FHLB of Cincinnati increased to $271.3 million at June 30, 2021 compared to $230.2 at December 31, 2020. New mortgage servicing rights recorded for the three and six months ended June 30, 2021 were $294,000 and $661,000, respectively. The change in fair value of mortgage servicing rights was $88,000 for the three months ended June 30, 2021 compared to $30,000 for the six months ended June 30, 2021. The appraised value of the mortgage servicing rights increased eight basis points to 1.00% at June 30, 2021.

Deposits. Deposits increased $5.1 million, or 3.3%, to $157.3 million at June 30, 2021 from $152.2 million at December 31, 2020. Core deposits, defined as demand and savings accounts, increased $4.8 million, or 5.4%, to $94.8 million at June 30, 2021 from $90.0 million at December 31, 2020. The increase was primarily the result of deposit shifts from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances. Time deposits increased $268,000, or 0.4%, to $62.5 million at June 30, 2021 from $62.2 million at December 31, 2020. Certificates originated through the National CD Rateline service totaled $13.9 million at June 30, 2021, an increase of $8.3 million or 148.2% from December 31, 2020.

During the six months ended June 30, 2021, management continued its strategy of pursuing growth in lower cost core deposits. In 2020, the Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March 2020 as we closed the lobbies in our branch offices due to the COVID-19 pandemic. The program was resumed mid-May 2020 when we re-opened our office lobbies to customers but was paused again in the third quarter of 2020 as the COVID-19 outbreak surged in Ohio and Kentucky and our lobbies were again closed. The marketing program resumed in the first quarter of 2021 and is scheduled to continue throughout the remainder of the year. Additionally, our tenant, another bank, terminated their lease. The Bank now occupies the former leased space location and opened the full-service branch for Cincinnati Federal customers mid-June 2021.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $7.9 million to $46.3 million, or 20.6% at June 30, 2021. The increase in FHLB advances was from additional borrowings to fund loan growth. It is the Company’s intention to take advantage of the current low interest rate environment as FHLB advances maturing in 2021 may be renewed at lower rates. We also intend to prepay approximately $27.2 million in FHLB advances with lower cost National CD Rateline funds and retail deposits in the third quarter of 2021depending upon market conditions. We expect the result of prepaying the FHLB advances to result in a pre-tax expense of approximately $763,000. Refer to Note 11 for additional information regarding the prepayment of FHLB advances.

Stockholders’ Equity. Stockholders’ equity increased $1.3 million, or 3.1%, to $42.8 million at June 30, 2021 from $41.5 million at December 31, 2020. The increase was primarily due to the $1.4 million in net income for the six month period ended June 30, 2021.

Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020

General. The Company recorded net income of $81,000 for the quarter ended June 30, 2021, a decrease of $643,000, or 88.9%compared to the quarter ended June 30, 2020. The decrease in net income was due primarily to a $398,000 decrease in noninterest income and a $432,000 increase in noninterest expense, partially offset by a $16,000 increase in net interest income and a $171,000 decrease in federal income tax expense.

Interest and Dividend Income. Interest income decreased $150,000, or 7.3%, to $1.9 million for the quarter ended June 30, 2021 compared to the comparable quarter in 2020. Interest income on loans decreased $139,000, or 6.9%, to $1.9 million as of June 30, 2021. The average balance of portfolio loans during the three months ended June 30, 2021 increased $28.8 million to $186.3 million, compared to the three months ended June 30, 2020. The increase in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans, nonresidential real estate and land and construction loans. One to four family loans increased $6.8 million during the quarter ended June 30, 2021 as a portion of 15 year and 30 year fixed rate loans were placed in portfolio. Nonresidential real estate loans increased $6.9 million, land and construction loans increased $5.8 million and multifamily loans increased $3.6 million during the quarter ended June 30, 2021. The average yield on loans decreased 101 basis points to 3.84% for the three months ended June 30, 2021 from 4.85% for the three months ended June 30, 2020. The average balance of loans held for sale decreased $6.6 million, or 39.5%, during the quarter ended June 30, 2021 compared to the same quarter in 2020, while the average yield on loans held for sale increased 88 basis points, to 3.44% for the three months ended June 30, 2021 from 2.56% for the same quarter in 2020.

Interest income on securities was stable at $12,000 for the three months ended June 30, 2021. The average balance of securities increased $3.3 million to $9.4 million at June 30, 2021. The yield on securities decreased 42 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $12,000, or 46.2%. The yield on other interest-bearing assets decreased 24 basis points due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates. The average balance on other interest-earning assets was stable at $20.4 million.

Interest Expense. Total interest expense decreased $166,000, or 24.8%, to $503,000 for the quarter ended June 30, 2021 from $669,000 for the quarter ended June 30, 2020. Interest expense on deposit accounts decreased $174,000, or 40.5%, to $255,000 for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. The decrease in deposit expense between the comparable quarters in 2021 from 2020 was primarily due to a 49 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings decreased $1,000 during the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, due to lower market interest rates. The average balance of savings accounts increased $13.3 million. Interest expense on interest-bearing demand accounts was stable at $11,000 for the quarter ended June 30, 2021. The average cost of interest-bearing demand deposits was 0.15% for both quarters ended June 30, 2021 and 2020. The average balances in interest-bearing demand accounts increased $1.0 million during the three months ended June 30, 2021 compared to June 30, 2020. Interest expense on certificates of deposit decreased $175,000, or 40.6%. The average cost of certificates decreased 68 basis points to 1.50%. The average balance of certificates of deposit decreased $14.0 million to $58.4 million for the three months ended June 30, 2021 compared to the same period ended June 30, 2020.

Interest expense on FHLB advances increased $8,000, or 3.4%, to $248,000 for the quarter ended June 30, 2021 from the quarter ended June 30, 2020. The average balance of advances decreased $5.2 million, or 11.9%, for the quarter ended June 30, 2021. The average cost of FHLB borrowings increased 38 basis points to 2.56% for the quarter ended June 30, 2021.

During the three months ended June 30, 2021, the Bank prepaid FHLB advances totaling $2.0 million with a weighted-average interest rate of 2.88% and incurred a prepayment fee of $55,600. The prepayment penalty is included in Federal Home Loan Bank advance interest. It is our intent to continue to prepay higher rate Federal Home Loan Bank advances and incur the applicable prepayment penalties, as this is expected to reduce our cost of borrowings in future periods. We expect the result of prepaying the FHLB advances to result in a pre-tax expense of approximately $763,000. Refer to Note 11 for additional information regarding the prepayment of FHLB advances.

Net Interest Income. Net interest income increased $16,000, or 1.1%, for the quarter ended June 30, 2021 compared to the same quarter in 2020. The interest rate spread decreased to 2.27% for the quarter ended June 30, 2021 compared to 2.67% for the quarter ended June 30, 2020. The net interest margin decreased 28 basis points to 2.49% for the quarter ended June 30, 2021.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the three months ended June 30, 2021. The allowance for loan losses was $1.7 million, or 0.82% of total loans, at June 30, 2021, compared to $1.5 million, or 0.89% of total loans, at June 30, 2020. The Company had no net charge-offs during the three-month period ended June 30, 2021. As a percentage of nonperforming loans, the allowance for loan losses was 646.0% at June 30, 2021. Total loans past due were $502,000, or 0.3% of total loans, at June 30, 2021.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of June 30, 2021, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2021. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $398,000, or 16.5%, to $2.0 million for the quarter ended June 30, 2021 from $2.4 million for the comparable quarter in 2020. The gain on sale of loans decreased $348,000, or 15.3%, to $1.9 million for the quarter ended June 30, 2021 from $2.3 million for the comparable quarter in 2020. The volume of loans sold during the three months ended June 30, 2021 totaled $64.1 million, a decrease of $31.8 million, or 33.2%, from the $95.9 million loan sales volume during the three months ended June 30, 2020.

Mortgage derivative expense was $434,000 for the quarter ended June 30, 2021, due primarily to decreased mortgage interest rates at June 30, 2021 which negatively impacted the value of our mandatory commitments. The volume of mandatory commitments also declined during the quarter due to slowing loan activity.

Mortgage servicing fees increased $363,000, primarily due to an increase in the balance of loans serviced for others during the three months ended June 30, 2021 compared to the same period in 2020. The fair value of mortgage servicing rights increased $88,000 for the quarter ended June 30, 2021 compared to a decrease in the fair value of $182,000 for the comparable quarter in 2020. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. The value of the mortgage servicing rights was increased by the recognition of $294,000 in new mortgage servicing rights for the quarter ended June 30, 2021 compared to $353,000 in new mortgage servicing rights for the quarter ended June 30, 2020.

Non-Interest Expense. Non-interest expense increased $432,000, or 14.9%, to $3.3 million for the quarter ended June 30, 2021, over the comparable quarter in 2020. Salaries and employee benefits increased $270,000, or 13.9%, to $2.2 million for the quarter ended June 30, 2021 from $1.9 million for the comparable quarter in 2020, due primarily to increased loan processing and servicing support staff, increased benefit costs and payroll costs. Loan costs increased $36,000, or 23.7%. Data processing expense increased $51,000, or 39.9%, due to additional account growth. Advertising expense increased $54,000 due to the checking account marketing program and direct-mail marketing related to the expanded main office deposit branch opening.

Federal Income Taxes. The provision for federal income taxes was $10,000 for the three months ended June 30, 2021, compared to $181,000 for June 30, 2020, a decrease of $171,000. The decrease was due primarily to the $814,000 decrease in income before income tax for the quarter ended June 30, 2021. The effective tax rates were 11.0% and 20.0% for the three months ended June 30, 2021 and 2020, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made because any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(5)	Balance	Interest	(5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$186,286	$1,789	3.84%	$157,519	$1,908	4.85%
Loans held for sale	10,112	87	3.44	16,717	107	2.56
Securities	9,426	21	0.89	6,126	20	1.31
Other (1)	20,382	14	0.27	20,346	26	0.51
Total interest-earning assets	226,206	1,911	3.38	200,708	2,061	4.11
Non-interest-earning assets	14,395			31,395
Total assets	$240,601			$232,103

Interest-bearing liabilities:
Savings	$54,239	$25	0.18	$40,895	$24	0.23
Interest-bearing demand	29,809	11	0.15	28,801	11	0.15
Certificates of deposit	58,398	219	1.50	72,419	394	2.18
Total deposits	142,446	255	0.72	142,115	429	1.21
Borrowings	38,737	248	2.56	43,974	240	2.18
Total interest-bearing liabilities	181,183	503	1.11	186,089	669	1.44
Non-interest-bearing Demand	18,982			10,755
Other non-interest-bearing liabilities	5,318			3,952
Total non- interest-bearing liabilities	24,300			14,707
Total equity	35,118			31,307
Total liabilities and total equity	$240,601			$232,103
Net interest income		$1,408			$1,392
Net interest rate spread (2)			2.27%			2.67%
Net interest-earning assets (3)	$45,023			$28,913
Net interest margin (4)			2.49%			2.77%
Average interest-earning assets to interest-bearing liabilities			124.85%			107.86%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020

General. The Company recorded net income of $1.4 million for the six months ended June 30, 2021, an increase of $905,000 over the six month period ended June 30, 2020. The increase in net income was due to a $2.6 million increase in noninterest income, primarily due to a $2.1 million increase in gain on sale of loans, and a $60,000 increase in net interest income, partially offset by a $1.6 million increase in noninterest expense, a $65,000 decrease in the provision for loan losses and a $253,000 increase in the provision for income taxes.

Interest and Dividend Income. Interest income decreased $357,000, or 8.5%, to $3.8 million for the quarter ended June 30, 2021 compared to the six months ended June 30, 2020. Interest income on loans decreased $269,000, or 6.7%, to $3.8 million as of June 30, 2021. The average balance of portfolio loans during the six months ended June 30, 2021 increased $12.0 million to $177.4 million, compared to the six months ended June 30, 2020. The increase in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans, nonresidential loans, multifamily loans and land and construction loans. The average yield on loans decreased 63 basis points to 4.06% for the six months ended June 30, 2021 from 4.69% for the six months ended June 30, 2020. The average balance of loans held for sale increased $505,000 during the six months ended June 30, 2021 compared to the same six month period in 2020, while the average yield on loans held for sale increased 7 basis points, to 2.60% for the six months ended June 30, 2021 from 2.53% for the same six months in 2020.

Interest income on securities decreased $14,000, or 29.9%, for the six months ended June 30, 2021. The average balance of securities increased $2.9 million to $8.9 million at June 30, 2021. The yield on securities decreased 83 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $74,000, or 66.3%. The yield on other interest-bearing assets decreased 85 basis points due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates, partially offset by an increase in the average balance on other interest-earning assets of $4.1 million.

Interest Expense. Total interest expense decreased $417,000, or 29.4%, to $1.0 million for the six months ended June 30, 2021 from $1.4 million for the six months ended June 30, 2020. Interest expense on deposit accounts decreased $385,000, or 41.3%, to $547,000 for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in deposit expense between comparable periods in 2021 from 2020 was primarily due to a 59 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings decreased $27,000, or 36.0%, during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, due to lower market interest rates. The average balance of savings accounts increased $12.7 million. Interest expense on interest-bearing demand accounts decreased $20,000 to $22,000 for the six months ended June 30, 2021. The average cost of interest-bearing demand deposits decreased 21 basis points to 0.14%. The average balances in interest-bearing demand accounts increased $6.7 million during the six months ended June 30, 2021 compared to the same period ended June 30, 2020. Interest expense on certificates of deposit decreased $338,000, or 41.5%. The average cost of certificates decreased 60 basis points to 1.60%. The average balance of certificates of deposit decreased $14.3 million to $59.6 million for the six months ended June 30, 2021 compared to the same period ended June 30, 2020.

Interest expense on FHLB advances decreased $33,000, or 6.7%, to $456,000 for the six months ended June 30, 2021 from the six months ended June 30, 2020. The average balance of advances decreased $5.7 million, or 13.0%, for the six months ended June 30, 2021. The average cost of FHLB borrowings increased 34 basis points to 2.36% for the six months ended June 30, 2021.

During the six months ended June 30, 2021, the Bank prepaid FHLB advances totaling $2.0 million with a weighted-average interest rate of 2.88% and incurred a prepayment penalty of $55,600. The prepayment penalty is included in Federal Home Loan Bank advance interest expense. It is our intent to continue to prepay higher rate Federal Home Loan Bank advances and incur the applicable prepayment penalties as this is expected to reduce our cost of borrowings in future periods. The Bank intends to replace the Federal Home Loan Bank advances with lower cost National CD Rateline funds and retail deposits. We expect the result of prepaying the FHLB advances to result in a pre-tax expense of approximately $763,000. Refer to Note 11 for additional information regarding the prepayment of FHLB advances.

Net Interest Income. Net interest income increased $60,000, or 2.2%, for the six months ended June 30, 2021 compared to the same period in 2020. The interest rate spread decreased to 2.35% for the six months ended June 30, 2021 compared to 2.59% for the six months ended June 30, 2020. The net interest margin decreased 19 basis points to 2.55% at June 30, 2021 compared to 2.74% at June 30, 2020.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the six months ended June 30, 2021. The allowance for loan losses was $1.7 million, or 0.82% of total loans, at June 30, 2021, compared to $1.5 million, or 0.89% of total loans, at June 30, 2020. The Company had no net charge-offs during the six month period ended June 30, 2021. As a percentage of nonperforming loans, the allowance for loan losses was 646.0% at June 30, 2021. Total loans past due were $502,000, or 0.3%, of total loans at June 30, 2021.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of June 30, 2021, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2021. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $2.6 million, or 89.5%, to $5.6 million for the six months ended June 30, 2021 from $2.9 million for the comparable period in 2020. The gain on sale of loans increased $2.1 million, or 76.3%, to $4.8 million for the six months ended June 30, 2021 from $2.7 million for the comparable six months in 2020. The volume of loans sold during the six months ended June 30, 2021 totaled $158.0 million, an increase of $36.5 million, or 30.0%, over the $121.6 million loan sales volume during the six months ended June 30, 2020.

Mortgage derivative expense was $129,000 for the six months ended June 30, 2021, due primarily to decreased mortgage interest rates at quarter end June 30, 2021 which negatively impacted the value of our mandatory commitments. The volume of mandatory commitments also declined during the six months ended June 30, 2021 due to lower mortgage activity.

Mortgage servicing fee income increased $553,000, primarily due to an increase in the balance of loans serviced for others during the six months ended June 30, 2021 compared to the same period in 2020. The value of mortgage servicing rights increased $30,000 for the six months ended June 30, 2021 compared to a decrease in the fair value of $352,000 for the comparable period in 2020. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights during 2020. The recognition of new mortgage servicing rights was $661,000 for the six months ended June 30, 2021 compared to $395,000 for the six months ended June 30, 2020.

Non-Interest Expense. Non-interest expense increased $1.6 million, or 31.7%, to $6.6 million for the six months ended June 30, 2021, compared to $5.0 million for the same period in 2020. Salaries and employee benefits increased $1.2 million, or 35.9%, to $4.4 million for the six months ended June 30, 2021 from $3.2 million for the comparable period in 2020, due primarily to increased mortgage lending and servicing support staff, increased loan officer commission expense, and related increased payroll tax expense and 401(k) matching contributions. Loan costs increased $181,000, or 82.8%, due to the increased loan volume. Data processing expense increased $145,000, or 58.0%, due to commercial deposit services and account growth. Advertising expense increased $23,000, or 21.1% due to increased direct mail and promotional campaigns to increase core deposits.

Federal Income Taxes. The provision for federal income taxes was $360,000 for the six months ended June 30, 2021, compared to tax expense of $107,000 for June 30, 2020, an increase of $253,000, or 236.2%. The increase was due primarily to the $1.2 million, or 191.4%, increase in income before income tax for the six months ended June 30, 2021. The effective tax rates were 20.4% and 17.7% for the six months ended June 30, 2021 and 2020, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made because any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$177,376	$3,600	4.06%	$165,331	$3,880	4.69%
Loans held for sale	12,058	157	2.60	11,553	146	2.53
Securities	8,983	33	0.73	6,029	47	1.56
Other (1)	23,022	37	0.32	18,946	111	1.17
Total interest-earning assets	221,439	3,827	3.46	201,859	4,184	4.15
Non-interest-earning assets	17,931			29,667
Total assets	$239,370			$231,526

Interest-bearing liabilities:
Savings	$52,302	$48	0.18	$39,596	$75	0.38
Interest-bearing demand	30,622	22	0.14	23,945	42	0.35
Certificates of deposit	59,624	477	1.60	73,948	815	2.20
Total deposits	142,548	547	0.77	137,489	932	1.36
Borrowings	38,598	456	2.36	44,345	488	2.20
Total interest-bearing liabilities	181,146	1,003	1.11	181,834	1,420	1.56
Non-interest-bearing Demand	18,167			15,726
Other non-interest-bearing liabilities	4,914			3,829
Total non- interest-bearing liabilities	23,081			19,555
Total equity	35,143			30,137
Total liabilities and total equity	$239,370			$231,526
Net interest income		$2,824			$2,764
Net interest rate spread (2)			2.35%			2.59%
Net interest-earning assets (3)	$40,293			$20,025
Net interest margin (4)			2.55%			2.74%
Average interest-earning assets to interest-bearing liabilities			122.24%			111.01%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2021, the Bank had $46.3 million outstanding in advances from the FHLB. At June 30, 2021, the Bank had collateral based capacity to borrow an additional $19.4 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $738,000 for the six months ended June 30, 2021 and cash used in operating activities was $15.6 million for the six months ended June 30, 2020, respectively. Net cash used in (provided by) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $29.2 million and ($16.1 million) for the six months ended June 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $11.9 million and ($8.9 million) for the six months ended June 30, 2021 and 2020, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2021, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $6.1 million.

At June 30, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $36.4 million, or 15.3% of adjusted total assets, which is above the well-capitalized required level of $11.9 million, or 5.0%; total risk-based capital of $38.1 million, or 19.8% of risk-weighted assets, which is above the well-capitalized required level of $19.3 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $36.4 million, or 18.9%, of risk-weighted assets, which is above the well-capitalized required level of $12.5 million, or 6.5%. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $34.8 million, or 14.8% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; and total risk-based capital of $36.5 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.6 million, or 10.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at June 30, 2021, and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

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

During the quarter ended June 30, 2021, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At June 30, 2021, we had no direct loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers depend more on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2021:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)

April 1 to 30, 2021	5,703	$13.27	8,506	140,275
May 1 to 31, 2021	2,765	$13.82	11,271	137,510
June 1 to 30, 2021	2,720	$13.91	13,991	134,790
(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At June 30, 2021, the Company had purchased a total of 13,991 shares of the Company’s common stock under this program at an average price of $13.38 per share, and there remained 134,790 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101

The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (embedded within Inline XBRL document contained in Exhibit 101)
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on September 11, 2019, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: August 13, 2021	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)