Form 10-Q
period 2021-09-30
Cincinnati Bancorp, Inc.
filed 2021-11-12
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of outstanding shares of the registrant’s common stock as of November 8, 2021 was 2,929,622.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.     Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2021 (Unaudited) and December 31, 2020

	September 30,	December 31,
	2021	2020

Assets
Cash and due from banks	$2,195,909	$2,951,787
Interest-bearing demand deposits in banks	8,359,573	23,558,019
Federal funds sold	4,519,000	5,838,000

Cash and cash equivalents	15,074,482	32,347,806

Interest-bearing time deposits	1,000,000	3,000,000
Available-for-sale debt securities	8,325,831	5,213,830
Loans held for sale	11,198,388	13,345,370
Loans, net of allowance for loan losses of $1,672,545 and $1,672,545, respectively	194,649,045	166,667,918
Premises and equipment, net	3,533,754	3,487,826
Federal Home Loan Bank stock	4,149,300	2,801,800
Interest receivable	578,907	520,775
Mortgage servicing rights	2,517,284	2,025,323
Federal Home Loan Bank lender risk account receivable	1,933,663	1,947,271
Bank-owned life insurance	4,235,317	4,172,486
Other assets	1,268,321	1,603,150

Total assets	$248,464,292	$237,133,555

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$42,780,338	$41,945,628
Savings	56,843,443	48,056,629
Certificates of deposit	86,069,004	62,204,786
Total deposits	185,692,785	152,207,043

Federal Home Loan Bank advances	16,200,000	38,412,000
Advances from borrowers for taxes and insurance	1,433,140	1,946,340
Interest payable	11,038	73,585
Directors deferred compensation	692,576	601,536
Deferred tax liabilities	741,820	905,975
Other liabilities	1,258,319	1,483,105

Total liabilities	206,029,678	195,629,584

Commitments and Contingent Liabilities

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 2,975,625 at September 30, 2021 and December 31, 2020; outstanding 2,934,109 at September 30, 2021 and 2,975,625 at December 31, 2020	29,307	29,756
Additional paid-in capital	22,882,227	23,266,485
Unearned ESOP shares	(1,596,522)	(1,673,660)
Retained earnings - substantially restricted	21,481,619	20,173,404
Accumulated other comprehensive loss	(362,017)	(292,014)

Total stockholders' equity	42,434,614	41,503,971

Total liabilities and stockholders' equity	$248,464,292	$237,133,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,226,780	$1,917,455	$5,983,403	$5,943,370
Securities	14,675	8,140	56,655	55,354
Dividends on Federal Home Loan Bank stock and other	15,789	22,796	44,368	133,968
Total interest and dividend income	2,257,244	1,948,391	6,084,426	6,132,692

Interest Expense
Deposits	243,973	385,543	791,311	1,317,389
Federal Home Loan Bank advances	74,234	228,812	529,744	716,956
Total interest expense	318,207	614,355	1,321,055	2,034,345

Net Interest Income	1,939,037	1,334,036	4,763,371	4,098,347

Provision for Loan Losses	—	—	—	65,000

Net Interest Income After Provision for Loan Losses	1,939,037	1,334,036	4,763,371	4,033,347

Noninterest Income
Gain on sales of loans	2,108,495	3,202,816	6,893,315	5,917,147
Mortgage servicing fees (costs)	(228,722)	(144,748)	105,071	(364,031)
Mortgage derivative income (expense)	(31,142)	—	(160,322)	—
Other	265,991	209,215	832,286	650,464
Total noninterest income	2,114,622	3,267,283	7,670,350	6,203,580

Noninterest Expense
Salaries and employee benefits	2,176,393	2,271,612	6,578,956	5,510,319
Occupancy and equipment	214,327	184,583	592,913	513,196
Directors compensation	42,250	42,251	126,750	132,583
Data processing	189,038	182,821	584,565	433,203
Professional fees	106,103	100,444	289,281	246,505
Franchise tax	67,500	55,202	209,812	166,062
Deposit insurance premiums	15,187	14,875	45,046	17,894
Advertising	101,958	79,575	236,635	190,809
Software licenses	36,748	38,483	97,137	108,023
Loan costs	194,981	194,191	594,672	412,896
FHLB advance prepayment penalties	763,319	—	763,319	—
Other	248,407	244,360	653,867	707,391
Total noninterest expense	4,156,211	3,408,397	10,772,953	8,438,881

Income (Loss) Before Income Taxes	(102,552)	1,192,922	1,660,768	1,798,046

Provision for Income Taxes (Benefit)	(7,731)	254,389	352,553	361,568

Net Income (Loss)	$(94,821)	$938,533	$1,308,215	$1,436,478

Earnings (loss) per common share - basic	$(0.03)	$0.34	$0.47	$0.52
Earnings (loss) per common share - diluted	$(0.03)	$0.33	$0.46	$0.51
Weighted-average shares outstanding - basic	2,740,335	2,748,310	2,746,781	2,749,292
Weighted-average shares outstanding - diluted	2,740,335	2,788,483	2,819,729	2,791,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(Unaudited)		(Unaudited)
Net Income (Loss)	$(94,821)	$938,533	$1,308,215	$1,436,478

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(5,631)	13,411	(20,379)	46,993
Tax (expense) benefit	1,183	(2,816)	4,280	(9,869)
Changes in directors' retirement plan prior service costs	10,962	(12,962)	(30,222)	(38,885)
Tax (expense) benefit	(2,303)	2,722	(23,682)	8,166
Other comprehensive income (loss)	4,211	355	(70,003)	6,405

Comprehensive Income (Loss)	$(90,610)	$938,888	$1,238,212	$1,442,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2021:

Balance, July 1, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

ESOP shares earned	—	11,391	25,713	—	—	37,104

Stock based compensation expense	—	111,133	—	—	—	111,133

Net loss	—	—	—	(94,821)	—	(94,821)

Repurchase of common stock	(449)	(419,521)	—	—	—	(419,970)

Other comprehensive income	—	—	—	—	4,211	4,211

Balance, September 30, 2021	$29,307	$22,882,227	$(1,596,522)	$21,481,619	$(362,017)	$42,434,614

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2020:

Balance, July 1, 2020	$29,756	$23,209,347	$(1,725,085)	$17,515,627	$(284,938)	$38,744,707

ESOP shares earned	—	(2,649)	25,713	—	—	23,064

Stock based compensation expense	—	30,392	—	—	—	30,392

Net income	—	—	—	938,533	—	938,533

Other comprehensive income	—	—	—	—	355	355

Balance, September 30, 2020	$29,756	$23,237,090	$(1,699,372)	$18,454,160	$(284,583)	$39,737,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2021:

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	—	29,551	77,138	—	—	106,689

Stock-based compensation expense	—	195,583	—	—	—	195,583

Net income	—	—	—	1,308,215	—	1,308,215

Repurchase of common stock	(449)	(609,392)	—	—	—	(609,841)

Other comprehensive loss	—	—	—	—	(70,003)	(70,003)

Balance, September 30, 2021	$29,307	$22,882,227	$(1,596,522)	$21,481,619	$(362,017)	$42,434,614

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2020:

Balance, January 1, 2020	$29,607	$7,529,850	$(449,313)	$17,017,682	$(290,988)	$23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	—	—	14,284,580

Contribution by CF Mutual Holding Company		50,000	—	—	—	50,000

Exchange of common stock	(29,607)	—	—	—	—	(29,607)

ESOP shares earned	—	(1,927)	72,311	—	—	70,384

Stock-based compensation expense	—	81,973	—	—	—	81,973

Net income	—	—	—	1,436,478	—	1,436,478

Other comprehensive income	—	—	—	—	6,405	6,405

Balance, September 30, 2020	$29,756	$23,237,090	$(1,699,372)	$18,454,160	$(284,583)	$39,737,051

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020 (Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Operating Activities
Net income	$1,308,215	$1,436,478
Items not requiring (providing) cash:
Depreciation and amortization	173,860	166,090
Provision for loan losses	—	65,000
Amortization of premiums and discounts on securities, net	12,764	18,138
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	—	3,086
Change in deferred income taxes	164,155	155,766
Gain on sale of loans	(6,893,315)	(5,917,147)
Proceeds from the sale of loans held for sale	219,434,532	251,935,816
Origination of loans held for sale	(210,394,235)	(261,024,458)
Mortgage servicing rights	(491,961)	(402,158)
Earnings on cash surrender value of bank-owned life insurance	(62,831)	(64,265)
Stock-based compensation expense	195,583	81,973
ESOP shares earned	106,689	70,384
Changes in:
Interest receivable	(58,132)	71,802
Federal Home Loan Bank lender risk account receivable	13,608	(53,931)
Derivative assets	226,475	—
Other assets	108,354	52,839
Interest payable	(62,547)	(16,105)
Derivative liabilities	(66,153)	—
Other liabilities	(445,527)	742,074
Net cash provided by (used in) operating activities	3,269,534	(12,678,618)

Investing Activities
Net change in interest-bearing deposits	2,000,000	(1,000,000)
Proceeds from maturities of available-for-sale securities	1,889,231	1,222,330
Purchase of available for sale securities	(5,034,375)	—
Purchase of Federal Home Loan Bank stock	(1,347,500)	(144,400)
Net change in loans	(27,981,127)	9,422,055
Purchase of premises and equipment	(219,788)	(305,569)
Net cash provided by (used in) investing activities	(30,693,559)	9,194,416

Financing Activities
Net increase (decrease) in deposits	33,485,742	(19,270,344)
Repurchase of common stock	(609,841)	—
Proceeds from issuance of common stock	—	14,060,646
Proceeds from Federal Home Loan Bank advances	196,500,000	14,000,000
Repayment of Federal Home Loan Bank advances	(218,712,000)	(20,663,152)
Net decrease in advances from borrowers for taxes and insurance	(513,200)	(506,211)
Net cash provided by (used in) financing activities	10,150,701	(12,379,061)

Decrease in Cash and Cash Equivalents	(17,273,324)	(15,863,263)
Cash and Cash Equivalents, Beginning of Period	32,347,806	37,735,266
Cash and Cash Equivalents, End of Period	$15,074,482	$21,872,003

Supplemental Cash Flows Information
Interest paid	$1,383,602	$2,050,450
Income taxes paid	455,000	231,193

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2021, or any other period.

The accompanying condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, should be read in conjunction with the audited consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020 and 2019 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

September 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$8,302,899	$46,513	$(23,581)	$8,325,831

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,170,519	$46,278	$(2,967)	$5,213,830

The Company had no sales of investment securities during the three and nine month periods ended September 30, 2021 or 2020. The Company had not pledged any of its investment securities as of September 30, 2021 or December 31, 2020.

The amortized cost and fair value of available-for-sale securities at September 30, 2021 and December 31, 2020, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2021 and December 31, 2020 was $4,365,705 and $192,587, respectively, which was approximately 52.4% and 3.7%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2021 and December 31, 2020:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$4,243,219	$(20,905)	$122,486	$(2,676)	$4,365,705	$(23,581)

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$51,122	$(617)	$141,465	$(2,350)	$192,587	$(2,967)

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:       Loans and Allowance for Loan Losses

Categories of loans at September 30, 2021 and December 31, 2020 include:

	September 30,	December 31,
	2021	2020
	(unaudited)

One to four family mortgage loans - owner occupied	$73,357,873	$72,697,588
One to four family - investment	10,453,543	12,058,824
Multi-family mortgage loans	52,128,040	41,749,223
Nonresidential mortgage loans	41,687,527	29,531,917
Construction and land loans	17,516,603	5,841,415
Real estate secured lines of credit	10,425,302	9,934,387
Commercial loans	314,512	736,979
Other consumer loans	358,909	338,709
Total loans	206,242,309	172,889,042

Less:
Net deferred loan costs	(414,784)	(332,908)
Undisbursed portion of loans	10,335,503	4,881,487
Allowance for loan losses	1,672,545	1,672,545

Net loans	$194,649,045	$166,667,918

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2021 and 2020 and the year ended December 31, 2020:

	At or for the Nine Months Ended September 30, 2021 (Unaudited)
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(107,622)	(45,381)	2,065	33,960	158,920	(19,368)	(16,802)	(5,772)	—
Losses charged off	—	—	—	-	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$308,782	$54,597	$672,887	$350,292	$255,355	$29,968	$309	$355	$1,672,545

Ending balance: Individually evaluated for impairment	$61,430	$40,075	$—	$—	$—	$—	$—	$—	$101,505

Ending balance: Collectively evaluated for impairment	$247,352	$14,522	$672,887	$350,292	$255,355	$29,968	$309	$355	$1,571,040
Loans:
Ending balance	$73,357,873	$10,453,543	$52,128,040	$41,687,527	$17,516,603	$10,425,302	$314,512	$358,909	$206,242,309

Ending balance: Individually evaluated for impairment	$1,172,313	$438,395	$127,591	$—	$—	$55,788	$—	$—	$1,794,087

Ending balance: Collectively evaluated for impairment	$72,185,560	$10,015,148	$52,000,449	$41,687,527	$17,516,603	$10,369,514	$314,512	$358,909	$204,448,222

At or for the Three Months Ended September 30, 2021 (Unaudited)
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545
Provision (credit) charged to expense	(52,026)	(8,067)	554	34,094	24,690	860	(97)	(8)	-
Losses charged off	—	-	-	-	-	-	-	-	-
Recoveries	—	-	-	-	-	-	-	-	-
Balance, end of period	$308,782	$54,597	$672,887	$350,292	$255,355	$29,968	$309	$355	$1,672,545

	At or for the Nine Months Ended September 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	53,694	1,349	(155,411)	157,250	15,485	(18,670)	19,080	(7,777)	65,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$378,341	$83,568	$368,772	$434,276	$84,942	$86,517	$30,488	$5,641	$1,472,545

	At or for the Three Months Ended September 30, 2020 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$449,513	$97,741	$348,117	$397,222	$75,594	$65,722	$32,220	$6,416	$1,472,545
Provision (credit) charged to expense	(71,172)	(14,173)	20,655	37,054	9,348	20,795	(1,732)	(775)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$378,341	$83,568	$368,772	$434,276	$84,942	$86,517	$30,488	$5,641	$1,472,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2020
	One- to Four-	One- to Four-
	Family	Family				Real Estate
	Mortgage	Mortgage	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total

Allowance for loan loans:
Balance, beginning of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	91,757	17,759	146,639	39,306	26,978	(55,851)	5,703	(7,291)	265,000
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545

Ending balance: Individually evaluated for impairment	$20,722	$40,075	$—	$—	$—	$—	$—	$—	$60,797

Ending balance: Collectively evaluated for impairment	$395,682	$59,903	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,611,748
Loans:
Ending balance	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Ending balance: Individually evaluated for impairment	$1,236,597	$561,660	$210,524	$—	$—	$58,557	$—	$—	$2,067,338

Ending balance: Collectively evaluated for impairment	$71,460,991	$11,497,164	$41,538,699	$29,531,917	$5,841,415	$9,875,830	$736,979	$338,709	$170,821,704

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (unaudited)
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate		Other
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$72,757,877	$10,148,856	$52,128,040	$41,250,620	$17,516,603	$10,369,514	$314,512	$358,909	$204,844,931
Special mention	—	304,687	—	436,907	—	—	—	—	741,594
Substandard	599,996	—	—	—	—	55,788	—	—	655,784
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$73,357,873	$10,453,543	$52,128,040	$41,687,527	$17,516,603	$10,425,302	$314,512	$358,909	$206,242,309

	December 31, 2020
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate		Other
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$71,930,902	$11,538,993	$41,669,892	$29,063,783	$5,841,415	$9,783,448	$736,979	$338,709	$170,904,121
Special mention	113,516	519,831	—	468,134	—	—	—	—	1,101,481
Substandard	653,170	—	79,331	—	—	150,939	—	—	883,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or nine months ended September 30, 2021.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (unaudited)
			90 Days and				Total Loans >
	30‑59 Days Past	60‑89 Days	Greater	Total Past		Total Loans	90 Days Past
	Due	Past Due	Past Due	Due	Current	Receivable	Due & Accruing

One to four-family mortgage loans	$235,841	$—	$130,491	$366,332	$72,991,541	$73,357,873	$—
One to four family - investment	—	—	—	—	10,453,543	10,453,543	—
Multi-family mortgage loans	—	—	—	—	52,128,040	52,128,040	—
Nonresidential mortgage loans	—	—	—	—	41,687,527	41,687,527	—
Construction & land loans	—	—	—	—	17,516,603	17,516,603	—
Real estate secured lines of credit	—	—	—	—	10,425,302	10,425,302	—
Commercial loans	—	—	—	—	314,512	314,512	—
Other consumer loans	—	—	—	—	358,909	358,909	—

Total	$235,841	$—	$130,491	$366,332	$205,875,977	$206,242,309	$—

	December 31, 2020
			90 Days and				Total Loans >
	30‑59 Days Past	60‑89 Days	Greater	Total Past		Total Loans	90 Days Past
	Due	Past Due	Past Due	Due	Current	Receivable	Due & Accruing

One to four-family mortgage loans	$96,826	$127,616	$173,877	$398,319	$72,299,269	$72,697,588	$—
One to four family - investment	—	—	—	—	12,058,824	12,058,824	—
Multi-family mortgage loans	—	—	—	—	41,749,223	41,749,223	—
Nonresidential mortgage loans	—	—	—	—	29,531,917	29,531,917	—
Construction & land loans	—	—	—	—	5,841,415	5,841,415	—
Real estate secured lines of credit	—	—	—	—	9,934,387	9,934,387	—
Commercial loans	—	—	—	—	736,979	736,979	—
Other consumer loans	—	—	—	—	338,709	338,709	—

Total	$96,826	$127,616	$173,877	$398,319	$172,490,723	$172,889,042	$—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for September 30, 2021, September 30, 2020 and December 31, 2020:

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2021 (Unaudited)			September 30, 2021		September 30, 2021
				Average		Average
		Unpaid		Investment		Investment
	Recorded	Principal	Specific	in Impaired	Interest Income	in Impaired	Interest Income
	Balance	Balance	Allowance	Loans	Recognized	Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,155,240	$1,155,240	$—	$1,158,522	12,171	$1,166,174	$37,376
One to Four family - Investment	235,005	235,005	—	236,588	10,614	277,087	17,127
Multi-family mortgage loans	127,591	127,591	—	128,031	1,445	129,265	4,375
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	55,788	55,788	—	56,271	982	57,145	3,012
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance					—
One- to four-family mortgage loans	17,073	78,503	61,430	78,655	226	79,127	947
One to Four family - Investment	203,390	243,465	40,075	244,313	2,679	246,298	8,059
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,794,087	$1,895,592	$101,505	$1,902,380	$28,117	$1,955,096	$70,896

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2020 (Unaudited)			September 30, 2020		September 30, 2020

		Unpaid				Average
	Recorded	Principal	Specific	Average Investment	Interest Income	Investment in	Interest Income
	Balance	Balance	Allowance	in Impaired Loans	Recognized	Impaired Loans	Recognized

	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,101,454	$1,101,454	$—	$1,104,471	12,064	$1,110,663	$37,388
One to four family - investment	358,573	358,573	—	362,529	5,591	367,480	16,538
Multi-family mortgage loans	213,116	213,116	—	213,755	2,963	370,624	19,239
Nonresidential mortgage loans	43,562	43,562	—	45,581	636	49,805	2,116
Construction & land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	59,268	59,268	—	59,735	1,028	60,527	3,116
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance					—
One- to four-family mortgage loans	59,529	80,251	20,722	80,390	259	80,934	1,439
One to four family - investment	210,639	218,652	8,013	219,921	1,008	220,921	8,389
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$2,046,141	$2,074,876	$28,735	$2,086,382	$23,549	$2,260,954	$88,225

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

The following table presents the nonaccrual loans at September 30, 2021 and December 31, 2020. This table excludes accruing TDRs, which totaled $997,000 and $1,143,000 at September 30, 2021 and December 31, 2020, respectively.

	September 30,	December 31,
	2021	2020
(unaudited)
One- to four-family mortgage loans	$130,491	$173,877
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$130,491	$173,877

At September 30, 2021, the Company had no loans that were modified in a TDR and that were impaired.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no newly classified TDRs at September 30, 2021. The following table presents the newly classified TDRs at December 31, 2020:

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

There were no TDRs modified during the three and nine months ended September 30, 2021 that subsequently defaulted. As of September 30, 2021, borrowers with loans designated as TDRs totaling $869,000 of residential real estate loans and $128,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2021, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

In March 2020, in connection with the implementation of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) and related provisions, we elected the temporary relief in the CARES Act not to apply the guidance in ASC 310-40 on accounting for troubled debt restructurings (TDRs) to loan modifications related to COVID-19 made between March 1, 2020 and the earlier of (1) December 31, 2020 (extended to January 1, 2022 by the Consolidated Appropriations Act, 2021) or (2) 60 days after the end of the COVID-19 national emergency. The relief was only applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. At September 30, 2021, all loan deferral periods had ended and all affected loans had returned to regular payment terms.

There were no foreclosed real estate properties at September 30, 2021 or December 31, 2020. There were no consumer mortgage loans in process of foreclosure at September 30, 2021.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:       Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computation of weighted-average shares outstanding for the three and nine months ended September 30, 2020 has been revised to correct a computational error involving the allocation of ESOP shares related to the closing of the second-step transaction. The average unearned ESOP shares from the second-step transaction were not properly deducted from the weighted-average shares outstanding. The computations for the three and nine month periods ended September 30, 2021 and 2020 are as follows:

	Three months ended September 30,
	2021	2020	2020
		(as revised)	(as reported)
Net income (loss)	$(94,821)	$938,533	$938,533
Less allocation of net income (loss) to participating securities	(2,592)	7,100	3,990
Net income (loss) allocated to common shareholders	(92,229)	931,433	934,543

Shares outstanding for basic earnings per share:
Weighted-average shares issued	3,007,762	2,947,695	2,965,593
Less: Average unearned ESOP shares and unvested restricted stock	267,427	199,385	74,026
Weighted-average shares outstanding - basic	2,740,335	2,748,310	2,891,567

Basic earnings (loss) per common share	$(0.03)	$0.34	$0.32

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,740,335	2,748,310	2,891,567
Stock options	—	40,173	29,824
Weighted-average shares outstanding - diluted	2,740,335	2,788,483	2,921,391

Diluted earnings (loss) per share	$(0.03)	$0.33	$0.32

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,
	2021	2020	2020
		(as revised)	(as reported)
Net income	$1,308,215	$1,436,478	$1,436,478
Less allocation of net income to participating securities	20,750	13,904	8,787
Net income allocated to common shareholders	1,287,465	1,422,574	1,427,691

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,985,744	2,942,036	2,954,316

Less: Average unearned ESOP shares and unvested restricted stock	238,963	192,744	71,455

Weighted-average shares outstanding - basic	2,746,781	2,749,292	2,882,861

Basic earnings per common share	$0.47	$0.52	$0.50

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,746,781	2,749,292	2,882,861
Stock options	72,948	41,809	31,658
Weighted-average shares outstanding - diluted	2,819,729	2,791,101	2,914,519

Diluted earnings per share	$0.46	$0.51	$0.49

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2021 and December 31, 2020, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at September 30, 2021. As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2021 (unaudited):

Total risk-based capital (to risk-weighted assets)	$38,199	19.6%	$15,558	8.0%	$19,448	10.0%

Tier I capital (to risk-weighted assets)	36,526	18.8%	11,669	6.0%	15,558	8.0%

Common Equity Tier I capital (to risk-weighted assets)	36,526	18.8%	8,752	4.5%	12,641	6.5%

Tier I capital (to adjusted average total assets)	36,526	14.6%	10,007	4.0%	12,508	5.0%

As of December 31, 2020:

Total risk-based capital (to risk-weighted assets)	$36,465	22.0%	$13,272	8.0%	$16,590	10.0%

Tier I capital (to risk-weighted assets)	34,792	21.0%	9,954	6.0%	13,272	8.0%

Common Equity Tier I capital (to risk-weighted assets)	34,792	21.0%	7,465	4.5%	10,783	6.5%

Tier I capital (to adjusted average total assets)	34,792	14.8%	9,415	4.0%	11,769	5.0%

NOTE 6:       Disclosure About Fair Values of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. In this standard the FASB clarifies the principle that fair value should be based on the exit price when pricing the asset or liability. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and (liabilities) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2021 (unaudited):
Mortgage-backed securities of government sponsored entities	$8,325,831	$—	$8,325,831	$—
Mortgage servicing rights	2,517,284	—	—	2,517,284
Interest rate lock commitments (included in other assets)	128,515	—		128,515
Interest rate lock commitments (included in other liabilities)	(11,960)	—	—	(11,960)
Forward sale commitments (included in other assets)	143,654	—	143,654	—
Forward sale commitments (included in other liabilities)	(66,881)	—	(66,881)	—

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,213,830	$—	$5,213,830	$—
Mortgage servicing rights	2,025,323	—	—	2,025,323
Interest rate lock commitments (included in other assets)	498,644	—	—	498,644
Interest rate lock commitments (included in other liabilities)	—	—	—	—
Forward sale commitments (included in other assets)	—	—	—	—
Forward sale commitments (included in other liabilities)	(144,995)	—	(144,995)	—

The following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(Unaudited)

Fair value as of the beginning of the period	$2,716,301	$1,256,842	$2,025,323	$1,213,815
Recognition of mortgage servicing rights on the sale of loans	199,881	594,455	861,254	989,479
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model	(398,898)	(235,324)	(369,293)	(587,321)

Fair value at the end of the period	$2,517,284	$1,615,973	$2,517,284	$1,615,973

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides information on the Company’s derivative financial instruments as of September 30, 2021 and December 31, 2020:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

September 30, 2021 (Unaudited)
Interest rate lock commitments	$14,413,627	$128,515	$11,960
Forward sale commitments	25,605,800	143,654	66,881

	$40,019,427	$272,169	$78,841

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

December 31, 2020
Interest rate lock commitments	$19,613,510	$498,644	$—
Forward sale commitments	32,953,442	—	144,995

	$52,566,952	$498,644	$144,995

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

	(Unaudited)

Interest rate lock commitments	$(98,014)	$—	$(280,235)	$—
Forward sale commitments	66,872	—	119,913	—

Unrealized gains/(losses) recognized in earnings	$(31,142)	$—	$(160,322)	$—

The Company’s derivative financial instruments at September 30, 2020 were not material.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at September 30, 2021 and December 31, 2020.

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2021 (unaudited):
Collateral-dependent impaired loans	$130,491	$—	$—	$130,491

December 31, 2020
Collateral-dependent impaired loans	$173,877	$—	$—	$173,877

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2021 and December 31, 2020:

				Range
		Valuation	Unobservable	(Weighted
	Fair Value	Technique	Inputs	Average)
September 30, 2021 (unaudited):
Mortgage servicing rights	$2,517,284	Discounted cash flow	Discount rate PSA prepayment speeds	10% (219%-583%) 426%
Interest rate lock and mandatory commitments (assets)	$272,169	Secondary market prices	Pull-through rate	(70%-100%) 85%
Interest rate lock and mandatory commitments (liabilities)	$(78,841)	Secondary market prices	Pull-through rate	(70%-100%) 85%
Impaired loans (collateral dependent)	$130,491	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2020:
Mortgage servicing rights	$2,025,323	Discounted cash flow	Discount rate PSA prepayment speeds	10% (177%-565%) 296%
Interest rate lock and mandatory commitments	$498,644	Secondary market prices	Pull-through rate	(70%-100%) 85%
Interest rate lock and mandatory commitments (liabilities)	$(144,995)	Secondary market prices	Pull-through rate	(70%-100%) 85%
Impaired loans (collateral dependent)	$173,877	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2021 and December 31, 2020:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2021 (unaudited):
Financial Assets:
Cash and cash equivalents	$15,074,482	$15,074,482	$—	$—
Interest-bearing time deposits	1,000,000	—	1,000,000	—
Loans held for sale	11,198,388	—	11,523,244	—
Loans, net of allowance for loan losses	194,649,045	—	—	192,177,002
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	578,907	—	578,907	—
Federal Home Loan Bank lender risk account receivable	1,933,663	—	—	2,213,525

Financial Liabilities:
Deposits	185,692,785	99,623,781	86,699,438	—
Federal Home Loan Bank advances	16,200,000	—	16,212,438	—
Advances from borrowers for taxes and insurance	1,433,140	—	1,433,140	—
Interest payable	11,038	—	11,038	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$32,347,806	$32,347,806	$—	$—
Interest-bearing time deposits	3,000,000	—	3,000,000	—
Loans held for sale	13,345,370	—	13,690,802	—
Loans, net of allowance for loan losses	166,667,918	—	—	165,251,240
Federal Home Loan Bank stock	2,801,800	—	2,801,800	—
Interest receivable	520,775	—	520,775	—
Federal Home Loan Bank lender risk account receivable	1,947,271	—	—	2,157,661

Financial Liabilities:
Deposits	152,207,043	90,002,257	63,577,288	—
Federal Home Loan Bank advances	38,412,000	—	39,718,400	—
Advances from borrowers for taxes and insurance	1,946,340	—	1,946,340	—
Interest payable	73,585	—	73,585	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to fund fixed rate loans at September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021		December 31, 2020
(unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$22,453,098	2.25% - 4.375%	$28,451,835	2.25% - 3.25%

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

Loan commitments outstanding at September 30, 2021 and December 31, 2020, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	September 30,	December 31,
	2021	2020
	(unaudited)

Commitments to originate loans for portfolio	$4,246,342	$189,200
Forward sale commitments	33,645,271	41,791,767
Lines of credit	20,312,455	19,826,038

NOTE 8:       Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2021 and December 31, 2020 are as follows:

	September 30,	December 31,
	2021	2020
	(unaudited)

Net unrealized gains on available for sale securities	$22,932	$43,311

Directors' retirement plan	(443,628)	(413,407)
	(420,696)	(370,096)
Tax benefit	(58,679)	(78,082)

Net of tax amount	$(362,017)	$(292,014)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plans was as follows for the nine months ended September 30, 2021:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

	(Unaudited)
For the Nine Months Ended September 30, 2021:
Outstanding, beginning of period	134,328	$6.34	6.87	$698,506
Granted	166,608	$13.93
Exercised	(3,304)	$5.84
Forfeited	(1,290)	$6.94
Outstanding, end of period	296,342	$10.64	8.15	$1,269,101
Exercisable, end of period	91,260	$6.00	5.88	$813,961

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

A summary of the status of the Company’s nonvested shares as of September 30, 2021, and changes during the period then ended, is presented below:

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

Total compensation cost recognized in the income statement for share-based payment arrangements was $111,133 for the three months ended September 30, 2021 and $30,392 for the three months ended September 30, 2020.Total compensation cost recognized in the income statement for share-based payment arrangements was $195,583 for the nine months ended September 30, 2021 and $81,973 for the nine months ended September 30, 2020.

As of September 30, 2021, there was approximately $1,659,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 and 2021 Plans, which is expected to be recognized over a weighted-average period of 4.4 years.

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

The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Company’s Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2020, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks associated with widespread inflation or deflation;
●	risks of overall labor pressures and continued global supply-chain disruptions;
●	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;
●	Government action in response to the COVID-19 pandemic and its effect on our business and operations;
●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;
●	we may incur increased charge-offs in the future;
●	we may face competitive loss of customers;
●	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;

●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;
●	competition among depository and other financial institutions;
●	our ability to successfully implement our business plan and to grow our franchise to improve profitability;
●	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	changes in consumer spending, borrowing and savings habits;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

●	the failure or security breaches of computer systems on which we depend;
●	the ability of key third-party service providers to perform their obligations to us;
●	changes in the financial condition or future prospects of issuers of securities that we own;
●	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

These modifications for our portfolio loans were for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request was evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continued to accrue during the deferral period. While interest and fees were still accrued to income, through normal GAAP accounting, should eventual credit losses on these deferred payments have emerged, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At September 30, 2021, all loan deferral periods have ended and all affected loans have returned to regular repayment terms. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what the potential impact of loan deferrals will have on the Company’s financial position, results of operations and the allowance for loan losses.

As of September 30, 2021, the Company had no loans remaining in loan deferral status. All borrowers who had requested loan payment forbearance have returned to repayment under the original terms of the loan.

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. As of September 30, 2021, there were no sold loans remaining in loan deferral status. As of September 30, 2021, all other borrowers requesting loan payment forbearance had returned to repayment under the original terms of the loan. In the event of a renewed escalation of the COVID-19 spread, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position.

The following table shows the coronavirus payment deferral modifications approved for loans sold as of September 30, 2021 and December 31, 2020:

COVID‑19 Loans Serviced for Others Deferrals Update	As of September 30, 2021		As of December 31, 2020
	(unaudited)
	Recorded	Number	Recorded	Number
	Investor Balance	of Accounts	Investor Balance	of Accounts

FHLB -Cincinnati	$—	—	$306,594	2
Freddie Mac	—	—	514,645	3

Total	$—	—	$821,239	5

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. We originated a total of 23 PPP loans totaling $633,800 under the initial PPP. As of September 30, 2021, all loans originated under the original program have been forgiven. We participated in the second round of the PPP and originated seven loans totaling $185,000. As of September 30, 2021, all second round PPP loans had been forgiven.

Asset Impairment

The valuation of our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of September 30, 2021 as mortgage prepayment speeds increased in the first nine months of 2021. The continuing low mortgage interest rate environment has resulted in increased loan origination volumes. The volume of loans sold with mortgage servicing rights retained has increased and resulted in an overall increase in the recorded value of our mortgage servicing rights since December 31, 2020. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future changes in the fair value of our MSRs.

Financial position and results of operations

While we have not experienced any charge-offs related to COVID-19 as of September 30, 2021, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. In recent months the economy has strengthened and shown growth per the October 2021 Federal Reserve Beige Book summary. As of September 30, 2021, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 worsen or are prolonged.

Capital and liquidity

As of September 30, 2021, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19 or otherwise, our reported and regulatory capital ratios could be adversely impacted by any further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment. As the pandemic has progressed, all of our office employees have returned to the office. As of September 30, 2021, our branch lobbies were open for customer transactions with appropriate safety measures established. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of September 30, 2021, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. Although the Company has no direct exposure to the aviation industry, General Electric operates a jet engine plant in the Cincinnati area which has been adversely affected by the COVID-19 pandemic. Some of General Electric’s employees are borrowers from the Company, and their ability to service their debt may be or may become impaired.

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets. Total assets were $248.5 million at September 30, 2021, an increase of $11.3 million, or 4.8%. The increase was primarily from increases in loans, net of allowances, of $28.0 million and available-for-sale securities of $3.1 million, partially offset by a decrease in cash and cash equivalents of $17.3 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $17.3 million, or 53.4%, to $15.1 million at September 30, 2021, from $32.3 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributable to increases in loans, net of allowance, of $28.0 million and a decrease in Federal Home Loan Bank advances of $22.2 million, which were partially offset by an increase in deposits of $33.5 million.

Interest-bearing Time Deposits. Interest-bearing time deposits totaled $1.0 million at September 30, 2021, a decrease of $2.0 million from December 31, 2020, due to scheduled maturities.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, increased $3.1 million or 59.7%, to $8.3 million at September 30, 2021 from $5.2 million at December 31, 2020, due primarily to the purchase of a $5.0 million monthly floating rate security.

Net Loans. Net loans increased $28.0 million, or 16.8%, to $194.6 million at September 30, 2021 from $166.7 million December 31, 2020. The increase in loans was primarily attributable to increases in multi-family, nonresidential, and construction and land loans. Multifamily loans increased $10.4 million, or 24.9%. Nonresidential loans increased $12.2 million, or 41.2%. Construction and land loans increased $11.7 million, or 199.9%, although $10.3 million of the construction and land loans was undisbursed at September 30, 2021. Commercial loans decreased $422,000, primarily due to PPP loan forgiveness. There were no PPP loans outstanding at September 30, 2021.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $2.1 million, or 16.1%, to $11.2 million at September 30, 2021 from $13.3 million at December 31, 2020.

During the nine months ended September 30, 2021, we had proceeds of $219.4 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income, subject to favorable market conditions.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $492,000, or 24.3%, to $2.5 million at September 30, 2021, from $2.0 million at December 31, 2020, primarily due to the increased balance of mortgage loans serviced for others. The prepayment speed assumptions were derived using data and projections from FNMA. FNMA is forecasting a return to a lower level of refinancing in the fourth quarter of 2021 with further reductions in 2022. FNMA’s forecast of interest rates for 30-year fixed rate mortgages is projected to trend upward from 3.0% in the second quarter of 2021 to 3.2% by the fourth quarter of 2022. A slowdown in mortgage activity would be expected to have a favorable impact on the fair value of our mortgage servicing rights as prepayment speeds would likely decrease. The balance of residential mortgage loans serviced primarily for Freddie Mac and the FHLB of Cincinnati increased to $282.7 million at September 30, 2021 compared to $230.2 at December 31, 2020. New mortgage servicing rights recorded for the three and nine months ended September 30, 2021 were $200,000 and $861,000, respectively. The change in fair value of mortgage servicing rights was a decrease of $399,000 for the three months ended September 30, 2021 and a decrease of $369,000 for the nine months ended September 30, 2021. The appraised value of the mortgage servicing rights decreased eleven basis points to 0.89% at September 30, 2021. The decline in the mortgage servicing rights valuation was due primarily to increased prepayment speeds in securities with interest rates between 3.50% and 5.00%. Additionally, the MSR valuation noted increased prepayment volatility in lower-rate securities.

Deposits. Deposits increased $33.5 million, or 22.0%, to $185.7 million at September 30, 2021 from $152.2 million at December 31, 2020. The increase in deposits was primarily due to the increase of $23.9 million, or 38.4%, in certificates of deposits. The growth in certificates of deposit was from an increase of $35.4 million in National CD Rateline funds for the nine months ended September 30, 2021. These new certificates of deposit have an aggregate term to maturity of 23.4 months and an average rate of 0.31%. National CD Rateline funds were used to prepay $27.2 million of higher-rate FHLB borrowings and to fund new loan originations. Core deposits, defined as demand and savings accounts, increased $9.6 million, or 10.7%, to $99.6 million at September 30, 2021 from $90.0 million at December 31, 2020. The increase was primarily the result of deposit shifts by our depositors from time deposits to more liquid savings accounts paying a competitive interest rate on larger account balances.

During the nine months ended September 30, 2021, management continued its strategy of pursuing growth in lower cost core deposits. In 2020, the Bank engaged a third-party marketing firm specializing in checking account promotions, and initiated a program designed to increase new account originations. This marketing program began in January 2020 and resulted in new account openings in accordance with our expectations, but was temporarily suspended in mid-March 2020 as we closed the lobbies in our branch offices due to the COVID-19 pandemic. The program was resumed mid-May 2020 when we re-opened our office lobbies to customers but was paused again in the third quarter of 2020 as the COVID-19 outbreak surged in Ohio and Kentucky and our lobbies were again closed. The marketing program resumed in the first quarter of 2021 and is scheduled to continue throughout the remainder of the year. Additionally, our tenant, another bank, terminated their lease. The Bank now occupies the former leased space location and opened the full-service branch office.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $22.2 million, or 57.8% to $16.2 million at September 30, 2021. During the quarter ended September 30, 2021, we prepaid $27.2 million in higher-rate FHLB advances funded in part with $27.0 million of lower cost National CD Rateline funds. While the prepayment resulted in FHLB advance prepayment penalties of $763,000 on a pre-tax basis, management anticipates a pretax interest expense reduction of approximately $120,000 on a quarterly basis as a result of these transactions.

Stockholders’ Equity. Stockholders’ equity increased $931,000, or 2.2%, to $42.4 million at September 30, 2021 from $41.5 million at December 31, 2020. The increase was primarily due to the $1.3 million in net income for the nine-month period ended September 30, 2021, which was partially offset by share repurchases totaling $610,000 during the period.

Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020

General. The Company recorded a net loss of $95,000 for the quarter ended September 30, 2021, compared to the net income of $939,000 for the quarter ended September 30, 2020. The decrease in net income was due primarily to a $1.2 million decrease in noninterest income and a $748,000 increase in noninterest expense, which were partially offset by a $605,000 increase in net interest income and a $262,000 decrease in the provision for federal income taxes. The increase in noninterest expense resulted from our incurring the aforementioned $763,000 in FHLB advance prepayment penalties.

Interest and Dividend Income. Interest income increased $309,000, or 15.9%, to $2.3 million for the quarter ended September 30, 2021 compared to the comparable quarter in 2020. Interest income on loans increased $309,000, or 16.1%, to $2.2 million as of September 30, 2021. The average balance of portfolio loans during the three months ended September 30, 2021 increased $27.8 million to $194.3 million, compared to the three months ended September 30, 2020. The increase in average portfolio loans outstanding was concentrated in nonresidential, multifamily and construction and land loan growth. One to four family loans decreased $4.8 million during the quarter ended September 30, 2021. Nonresidential real estate loans increased $4.3 million, land and construction loans increased $1.8 million, multifamily loans increased $118,000 and home equity lines of credit increased $236,000 during the quarter ended September 30, 2021. The average yield on loans increased 11 basis points to 4.41% for the three months ended September 30, 2021 from 4.30% for the three months ended September 30, 2020. The average balance of loans held for sale decreased $4.3 million, or 24.1%, during the quarter ended September 30, 2021 compared to the same quarter in 2020, while the average yield on loans held for sale decreased 32 basis points, to 2.48% for the three months ended September 30, 2021 from 2.80% for the same quarter in 2020.

Interest income on securities increased $6,000 for the three months ended September 30, 2021. The average balance of securities increased $3.1 million to $8.8 million at September 30, 2021. The yield on securities decreased 76 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $7,000, or 30.4%. The yield on other interest-bearing assets decreased one basis point. The average balance on other interest-earning assets decreased $7.5 million.

Interest Expense. Total interest expense decreased $296,000, or 48.2%, to $318,000 for the quarter ended September 30, 2021 from $614,000 for the quarter ended September 30, 2020. Interest expense on deposit accounts decreased $142,000, or 36.7%, to $244,000 for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. The decrease in deposit expense between the comparable quarters in 2021 from 2020 was primarily due to a 47 basis point decrease in the average cost of deposits, primarily due to lower market interest rates available on maturing certificates of deposits and the addition of lower rate National CD Rateline funds.

Interest expense on savings accounts increased $6,000 during the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020, due to an increase of $12.5 million in average savings balances. Interest expense on interest-bearing demand accounts increased $3,000 for the quarter ended September 30, 2021. The average cost of interest-bearing demand deposits increased 5 basis points to 0.16%. The average balances in interest-bearing demand accounts decreased $864,000 during the three months ended September 30, 2021 compared to September 30, 2020. Interest expense on certificates of deposit decreased $150,000, or 42.1%. The average cost of certificates decreased 100 basis points to 1.06%. The average balance of certificates of deposit increased $8.4 million to $77.7 million for the three months ended September 30, 2021 compared to the same period ended September 30, 2020.

Interest expense on FHLB advances decreased $155,000, or 67.7%, to $74,000 for the quarter ended September 30, 2021 from the quarter ended September 30, 2020. The average balance of advances decreased $11.5 million, or 28.0%, for the quarter ended September 30, 2021. The average cost of FHLB borrowings decreased 123 basis points to 1.01% for the quarter ended September 30, 2021. The entire National CD Rateline portfolio totals $40.9 million with an average remaining term of 22 months and an average rate of 0.43%.

During the three months ended September 30, 2021, the Bank prepaid FHLB advances totaling $27.2 million with a weighted-average interest rate of 2.05% and incurred a prepayment fee of $763,000.

Net Interest Income. Net interest income increased $605,000, or 45.4%, for the quarter ended September 30, 2021 compared to the same quarter in 2020. The interest rate spread increased to 3.18% for the quarter ended September 30, 2021 compared to 2.27% for the quarter ended September 30, 2020. The net interest margin increased 83 basis points to 3.30% for the quarter ended September 30, 2021.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the three months ended September 30, 2021. The allowance for loan losses was $1.7 million, or 0.81% of total loans, at September 30, 2021, compared to $1.5 million, or 0.84% of total loans, at September 30, 2020. The Company had no net charge-offs during the three-month period ended September 30, 2021. As a percentage of nonperforming loans, the allowance for loan losses was 1,281.7% at September 30, 2021. Total loans past due were $366,000, or 0.2% of total loans, at September 30, 2021.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of September 30, 2021, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor the loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2021. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $1.2 million, or 35.3%, to $2.1 million for the quarter ended September 30, 2021 from $3.3 million for the comparable quarter in 2020. The gain on sale of loans decreased $1.1 million, or 34.2%, to $2.1 million for the quarter ended September 30, 2021 from $3.2 million for the comparable quarter in 2020. The volume of loans sold during the three months ended September 30, 2021 totaled $71.6 million, a decrease of $55.6 million, or 43.7%, from the $127.2 million loan sales volume during the three months ended September 30, 2020. Mortgage derivative expense was $31,000 for the quarter ended September 30, 2021.

Net mortgage servicing costs increased $84,000, or 58.0%, for the three months ended September 30, 2021 compared to the same period in 2020. The fair value of mortgage servicing rights decreased $399,000 for the quarter ended September 30, 2021 compared to a decrease in the fair value of $235,000 for the comparable quarter in 2020. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. The value of the mortgage servicing rights was increased by the recognition of $200,000 in new mortgage servicing rights for the quarter ended September 30, 2021 compared to $594,000 in new mortgage servicing rights for the quarter ended September 30, 2020.

Mortgage derivative expense was $31,000 for the three months ended September 30, 2021. The volume of interest rate lock commitments and mandatory forward sale commitments declined during the three months ended September 30, 2021 due to lower mortgage activity.

Non-Interest Expense. Non-interest expense increased $748,000, or 21.9%, to $4.2 million for the quarter ended September 30, 2021, over the comparable quarter in 2020. Federal Home Loan Bank advance prepayment penalties accounted for $763,000 of the increase in noninterest expense. Salaries and employee benefits decreased $95,000, or 4.2%, to $2.2 million for the quarter ended September 30, 2021 from $2.3 million for the comparable quarter in 2020, due primarily to decreased loan officer commission expense. Advertising expense increased $22,000 due to the checking account marketing program and direct-mail marketing related to the branch opening at our main office location. Other noninterest expense categories reflected modest increases primarily related to the Company’s overall growth year-to-year.

Federal Income Taxes. The provision for federal income taxes decreased $262,000 for the three months ended September 30, 2021. The decrease was due primarily to a $1.3 million decrease in income before income tax for the quarter ended September 30, 2021. The effective tax rates were 7.5% and 21.3% for the three months ended September 30, 2021 and 2020, respectively.

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

	For the Three Months Ended September 30,
	2021			2020
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(5)	Balance	Interest	(5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$194,341	$2,143	4.41%	$166,519	$1,792	4.30%
Loans held for sale	13,537	84	2.48	17,828	125	2.80
Securities	8,829	14	0.63	5,775	8	1.39
Other (1)	18,642	16	0.34	26,167	23	0.35
Total interest-earning assets	235,349	2,257	3.84	216,289	1,948	3.60
Non-interest-earning assets	15,612			16,145
Total assets	$250,961			$232,434

Interest-bearing liabilities:
Savings	$55,336	$26	0.19	$42,792	$20	0.19
Interest-bearing demand	30,699	12	0.16	31,563	9	0.11
Certificates of deposit	77,666	206	1.06	69,266	356	2.06
Total deposits	163,701	244	0.60	143,621	385	1.07
Borrowings	29,441	74	1.01	40,893	229	2.24
Total interest-bearing liabilities	193,142	318	0.66	184,514	614	1.33
Non-interest-bearing Demand	17,566			11,460
Other non-interest-bearing liabilities	5,508			4,157
Total non- interest-bearing liabilities	23,074			15,617
Total equity	34,745			32,303
Total liabilities and total equity	$250,961			$232,434
Net interest income		$1,939			$1,334
Net interest rate spread (2)			3.18%			2.27%
Net interest-earning assets (3)	$42,207			$31,775
Net interest margin (4)			3.30%			2.47%
Average interest-earning assets to interest-bearing liabilities			121.85%			117.22%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and September 30, 2020

General. The Company recorded net income of $1.3 million for the nine months ended September 30, 2021, a decrease of $128,000, or 8.9%, from the nine month period ended September 30, 2020. The decrease in net income was primarily due to a $2.3 million increase in noninterest expense, primarily due to a $1.1 million increase in salaries and employee benefits expense and $763,000 in Federal Home Loan Bank Advance prepayment penalties, partially offset by a $1.5 million increase in noninterest income and a $665,000 increase in net interest income.

Interest and Dividend Income. Interest income decreased $48,000, or 0.8%, to $6.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Interest income on loans increased $40,000, or 0.7%, to $6.0 million as of September 30, 2021. The average balance of portfolio loans during the nine months ended September 30, 2021 increased $8.0 million to $182.5 million, compared to the nine months ended September 30, 2020. The increase in average portfolio loans outstanding was primarily concentrated in nonresidential, multifamily and construction and land loans. The average yield on loans decreased 14 basis points to 4.19% for the nine months ended September 30, 2021 from 4.33% for the nine months ended September 30, 2020. The average balance of loans held for sale decreased $666,000 during the nine months ended September 30, 2021 compared to the same nine month period in 2020, while the average yield on loans held for sale decreased 18 basis points, to 2.55% for the nine months ended September 30, 2021 from 2.73% for the same nine months in 2020.

Interest income on securities increased $2,000, or 3.6%, for the nine months ended September 30, 2021. The average balance of securities increased $3.0 million to $8.9 million at September 30, 2021. The yield on securities decreased 39 basis points due to lower market interest rates. Interest income on other interest-earning assets decreased $90,000, or 66.9% as the yield on other interest-bearing assets decreased 61 basis points, due to a lower dividend rate paid on FHLB stock and the decline in short term interest rates, partially offset by an increase in the average balance on other interest-earning assets of $2.7 million.

Interest Expense. Total interest expense decreased $713,000, or 35.1%, to $1.3 million for the nine months ended September 30, 2021 from $2.0 million for the nine months ended September 30, 2020. Interest expense on deposit accounts decreased $526,000, or 39.9%, to $791,000 for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in deposit expense between comparable periods in 2021 from 2020 was primarily due to a 56 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings decreased $19,000, or 20.2%, during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, due to lower market interest rates. The average balance of savings accounts increased $12.6 million. Interest expense on interest-bearing demand accounts decreased $18,000 for the nine months ended September 30, 2021. The average cost of interest-bearing demand deposits decreased 12 basis points to 0.14%. The average balances in interest-bearing demand accounts increased $4.6 million during the nine months ended September 30, 2021 compared to the same period ended September 30, 2020. Interest expense on certificates of deposit decreased $489,000, or 41.7%. The average cost of certificates decreased 80 basis points to 1.36%. The average balance of certificates of deposit decreased $5.8 million to $66.6 million for the nine months ended September 30, 2021 compared to the same period ended September 30, 2020.

Interest expense on FHLB advances decreased $187,000, or 26.1%, to $530,000 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. The average balance of advances decreased $9.1 million, or 21.0%, for the nine months ended September 30, 2021. The average cost of FHLB borrowings decreased 14 basis points to 2.07% for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, the Bank prepaid FHLB advances totaling $29.2 million with a weighted-average cost of 2.11% and incurred total prepayment penalties of $763,000. The Bank replaced the Federal Home Loan Bank advances with lower cost National CD Rateline funds and retail deposits.

Net Interest Income. Net interest income increased $665,000, or 16.2%, for the nine months ended September 30, 2021 compared to the same period in 2020. The interest rate spread increased to 2.62% for the nine months ended September 30, 2021 compared to 2.32% for the nine months ended September 30, 2020. The net interest margin increased 24 basis points to 2.79% for the nine months ended September 30, 2021 compared to 2.55% for the nine months ended September 30, 2020.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we did not record a provision for loan losses for the nine months ended September 30, 2021, which represented a decrease of $65,000 from the nine months ended September 30, 2020. The allowance for loan losses was $1.7 million, or 0.81% of total loans, at September 30, 2021, compared to $1.5 million, or 0.84% of total loans, at September 30, 2020. The Company had no net charge-offs during the nine month period ended September 30, 2021. As a percentage of nonperforming loans, the allowance for loan losses was 1,281.7% at September 30, 2021. Total loans past due were $366,000, or 0.2%, of total loans at September 30, 2021.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of September 30, 2021, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

Non-Interest Income. Non-interest income increased $1.5 million, or 23.6%, to $7.7 million for the nine months ended September 30, 2021 from $6.2 million for the comparable period in 2020. The gain on sale of loans increased $976,000, or 16.5%, to $6.9 million for the nine months ended September 30, 2021 from $5.9 million for the comparable nine months in 2020. The volume of loans sold during the nine months ended September 30, 2021 totaled $219.4 million, a decrease of $32.5 million, or 12.9%, from the $251.9 million loan sales volume during the nine months ended September 30, 2020.

Mortgage derivative expense was $160,000 for the nine months ended September 30, 2021. The volume of interest rate lock commitments and mandatory forward sale commitments declined during the nine months ended September 30, 2021 due to lower mortgage activity.

Mortgage servicing fee income increased $469,000 to $105,000, compared to net servicing costs of $364,000 in the comparable 2020 period, primarily due to an increase in the balance of loans serviced for others during the nine months ended September 30, 2021 compared to the same period in 2020. The value of mortgage servicing rights decreased $369,000 for the nine months ended September 30, 2021 compared to a decrease in the fair value of $587,000 for the comparable period in 2020. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market interest rates decrease, resulting in a decrease in the fair value of mortgage servicing rights. With the decline in interest rates initiated by the Federal Reserve Board in March 2020, an increase in the mortgage prepayment speed assumption had an adverse impact on the fair value of our mortgage servicing rights during 2020. The recognition of new mortgage servicing rights was $861,000 for the nine months ended September 30, 2021 compared to $989,000 for the nine months ended September 30, 2020.

Non-Interest Expense. Non-interest expense increased $2.3 million, or 27.7%, to $10.8 million for the nine months ended September 30, 2021, compared to $8.4 million for the same period in 2020. Salaries and employee benefits increased $1.1 million, or 19.4%, to $6.6 million for the nine months ended September 30, 2021 from $5.5 million for the comparable period in 2020, due primarily to increased mortgage lending and servicing support staff, increased loan officer commission expense, and related increased payroll tax expense and 401(k) matching contributions. Loan costs increased $182,000, or 44.0%, due to the increased loan volume. FHLB advance prepayment penalties increased $763,000 due to the aforementioned prepayment of certain advances using proceeds from alternative deposits funding sources. Data processing expense increased $151,000, or 34.9%, due to commercial deposit services and account growth. Advertising expense increased $46,000, or 24.0% due to increased direct mail and promotional campaigns to increase core deposits.

Federal Income Taxes. The provision for federal income taxes was $353,000 for the nine months ended September 30, 2021, compared to tax expense of $362,000 for September 30, 2020, a decrease of $9,000, or 2.5%. The effective tax rates were 21.2% and 20.1% for the nine months ended September 30, 2021 and 2020, respectively.

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

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)

	(Dollars in thousands)
Interest-earning assets:
Loans	$182,548	$5,743	4.19%	$174,561	$5,672	4.33%
Loans held for sale	12,573	240	2.55	13,239	271	2.73
Securities	8,903	57	0.85	5,930	55	1.24
Other (1)	23,401	44	0.25	20,724	134	0.86
Total interest-earning assets	227,425	6,084	3.57	214,454	6,132	3.81
Non-interest-earning assets	15,549			17,215
Total assets	$242,974			$231,669

Interest-bearing liabilities:
Savings	$53,293	$75	0.19	$40,660	$94	0.31
Interest-bearing demand	30,840	33	0.14	26,240	51	0.26
Certificates of deposit	66,556	683	1.36	72,385	1,172	2.16
Total deposits	150,689	791	0.70	139,285	1,317	1.26
Borrowings	34,163	530	2.07	43,221	717	2.21
Total interest-bearing liabilities	184,852	1,321	0.95	182,506	2,034	1.49
Non-interest-bearing Demand	17,979			14,412
Other non-interest-bearing liabilities	5,299			3,919
Total non- interest-bearing liabilities	23,278			18,331
Total equity	34,844			30,832
Total liabilities and total equity	$242,974			$231,669
Net interest income		$4,763			$4,098
Net interest rate spread (2)			2.62%			2.32%
Net interest-earning assets (3)	$42,573			$31,948
Net interest margin (4)			2.79%			2.55%
Average interest-earning assets to interest-bearing liabilities			123.03%			117.51%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2021, the Bank had $16.2 million outstanding in advances from the FHLB. At September 30, 2021, the Bank had collateral based capacity to borrow an additional $56.8 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2021 and cash used in operating activities was $12.7 million for the nine months ended September 30, 2020, respectively. Net cash used in (provided by) investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $30.7 million and ($9.2 million) for the nine months ended September 30, 2021 and 2020, respectively. Net cash provided by (used in) financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $10.2 million and ($12.4 million) for the nine months ended September 30, 2021 and 2020, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2021, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $5.7 million.

At September 30, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $36.5 million, or 14.6% of adjusted total assets, which is above the well-capitalized required level of $12.5 million, or 5.0%; total risk-based capital of $38.2 million, or 19.6% of risk-weighted assets, which is above the well-capitalized required level of $19.4 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $36.5 million, or 18.8%, of risk-weighted assets, which is above the well-capitalized required level of $12.6 million, or 6.5%. At December 31, 2020, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $34.8 million, or 14.8% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; and total risk-based capital of $36.5 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.6 million, or 10.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2021, and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2021, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal and monetary stimulus, and legislation designed to deliver financial aid and other relief. While the scope, duration, and full effects of COVID-19 are evolving and not fully known, the pandemic and the efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted market interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, the effects of COVID-19 could have a material adverse impact on us in a number of ways as described in more detail below.

Credit Risk – Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ businesses. Concern about the spread of COVID-19 has caused business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. Hotel and restaurant operators and others in the leisure, hospitality and travel industries and the agricultural industry, among other industries, have been particularly hurt by COVID-19. At September 30, 2021, we had no direct loan exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our credit exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure.

Strategic Risk – Our success may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. The COVID-19 pandemic has significantly increased economic uncertainty and has led to disruption and volatility in the global capital markets. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in originating loans.

Operational Risk – Future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we had to modify our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. Work-from-home measures also introduce additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of any work-from-home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this pandemic could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2021:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)

July 1 to 31, 2021	1,599	$14.26	15,590	133,191
August 1 to 31, 2021	27,711	$14.23	43,301	105,480
September 1 to 30, 2021	1,519	$14.52	44,820	103,961
(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At September 30, 2021, the Company had purchased a total of 44,820 shares of the Company’s common stock under this program at an average price of $13.98 per share, and there remained 103,961 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101

The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP, INC.

Date: November 12, 2021	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)