Form 10-K
period 2021-12-31
Cincinnati Bancorp, Inc.
filed 2022-03-31
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ◻    No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ◻    No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule #12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ◻    No  ⌧

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30,2021 was $35,691,202.

The number of outstanding shares of the registrant’s common stock as of March 23, 2022 was 2,928,062.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1.BUSINESS

General

Cincinnati Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in August 2019 to become the stock holding company for Cincinnati Federal in connection with the conversion of the former CF Mutual Holding Company from a mutual holding company to a stock holding company. Cincinnati Bancorp, Inc. is the successor to Cincinnati Bancorp (a Federal corporation) (“Old Cincinnati Bancorp”), the former stock holding company of Cincinnati Federal and majority-owned subsidiary of the former CF Mutual Holding Company. The conversion was completed effective January 22, 2020. In the conversion, Cincinnati Bancorp, Inc. sold 1,652,960 shares of common stock at $10.00 per share, for net proceeds of approximately $14.3 million, and issued 1,322,665 shares of common stock in exchange for the shares of common stock of Old Cincinnati Bancorp owned by stockholders of Old Cincinnati Bancorp, other than CF Mutual Holding Company, as of the effective date of the conversion. As a result of the conversion, CF Mutual Holding Company and Old Cincinnati Bancorp have ceased to exist.

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

Cincinnati Bancorp, Inc. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2021, we had total assets of $251.5 million, total deposits of $204.5 million and total equity of $42.9 million. We recognized net income of $1.6 million for the year ended December 31, 2021.

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

Cincinnati Federal also operates an active mortgage banking unit with thirteen mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $8.8 million for the fiscal year ended December 31, 2021.

Cincinnati Federal is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Market Area

We conduct our operations from our main office and three branch offices in Cincinnati, Ohio (Cincinnati) and two branch offices in Northern Kentucky. We also operate a loan production office in Clermont County, Ohio. Hamilton County, Ohio represents our primary geographic market area for loans and deposits. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing employment being the most prominent employment sectors in Hamilton County. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include The Kroger Co., Catholic Healthcare Partners, The Procter & Gamble Company, the Greater Cincinnati/Northern Kentucky International Airport, Cincinnati Children’s Hospital, St. Elizabeth Healthcare, city and county governments, the University of Cincinnati and Northern Kentucky University. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment. Hamilton County and Cincinnati have generally experienced an increasing population since the 2010 census with the other counties in which we conduct business also experiencing population growth.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2021, based on the most recent available FDIC data, our market share of deposits represented 0.11% of FDIC-insured deposits in Hamilton County, ranking us 17th in deposit market share. This data does not include deposits held by credit unions.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	2021		2020
	Amount	Percent	Amount	Percent

(In Thousands)
Real estate loans:
One- to four-family residential: (1)
Owner occupied	$70,337	33.66%	$72,698	42.05%
Non-owner occupied	10,361	4.96	12,059	6.97
Nonresidential	41,762	19.99	29,532	17.08
Multi-family	55,029	26.33	41,749	24.15
Home equity lines of credit	11,403	5.46	9,934	5.75
Construction and land	19,425	9.30	5,841	3.38
Total real estate	208,317	99.70	171,813	99.38
Commercial loans	300	0.14	737	0.42
Consumer loans	349	0.16	339	0.20
Total loans	208,966	100.00%	172,889	100.00%
Less:
Net deferred loan costs	(405)		(333)
Allowance for losses	1,673		1,673
Undisbursed loan proceeds	12,156		4,881
Total loans, net	$195,542		$166,668
(1)	Includes $1.9 million and $2.2 million of home equity loans at December 31, 2021 and December 31, 2020, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2021. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to Four-
	Family
	Residential Real	Nonresidential	Multi-Family	Construction
December 31, 2021	Estate	Real Estate	Real Estate	and Land

	(In thousands)
Amounts due in:
One year or less	$494	$10	$—	$—
Over one through five years	1,837	1,020	146	3,094
Over five through fifteen years	15,436	6,612	2,675	764
More than fifteen years	62,931	34,120	52,208	15,567
Total	$80,698	$41,762	$55,029	$19,425

	Home
	Equity
	Lines of
December 31, 2021	Credit	Commercial	Consumer	Total

	(In thousands)
Amounts due in:
One year or less	$1,586	$9	$45	$2,144
Over one through five years	1,646	58	227	8,028
Over five through fifteen years	8,171	28	77	33,763
More than fifteen years	—	205	—	165,031
Total	$11,403	$300	$349	$208,966

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2021 that are contractually due after December 31, 2022.

	Due After December 31, 2022
	Fixed	Adjustable	Total

	(In thousands)
Real estate loans:
One- to four-family residential	$39,298	$40,907	$80,205
Nonresidential	1,231	40,521	41,752
Multi-family	1,198	53,831	55,029
Home equity lines of credit	—	9,817	9,817
Construction and land	12,278	7,147	19,425
Total real estate	54,005	152,223	206,228
Commercial loans	86	204	290
Consumer loans	—	304	304
Total loans	$54,091	$152,731	$206,822

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $5.8 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2021, our largest loan relationship with one borrower was for approximately $4.6 million, secured by a nonresidential property, and was performing in accordance with its original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports bank statements and tax returns. We generally follow underwriting procedures that are consistent with Freddie Mac underwriting guidelines.

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

Loans to be held in our portfolio may not be approved solely by an underwriter, and generally require review and approval by our Chief Lending Officer, members of the loan committee or the board of directors. All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. For one- to four-family owner-occupied real estate loans, our Chief Lending Officer, any two members of the loan committee or any one loan committee member and one underwriter are authorized to approve loans up to $647,200 in the aggregate.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2021, we had $80.7 million of loans secured by one- to four-family real estate, representing 38.6% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2021, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2022 were comprised of 49.7% fixed-rate loans, and 51.0% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. At December 31, 2021, we had $10.4 million of non-owner occupied residential loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans was 5.0%. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for a period ranging from three years up to ten years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90% to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $4.8 million as of December 31, 2021.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have increased our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2021, we had $41.8 million in nonresidential real estate loans and $55.0 million in multi-family real estate loans, representing 20.0% and 26.3% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2021, our largest nonresidential real estate loan totaled $3.8 million and was secured by an industrial use facility. At that date, our largest multi-family real estate loan totaled $3.4 million and was secured by an apartment building. At December 31, 2021, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2021.

Type of Collateral	Number of Loans	Balance
		(In thousands)
General commercial	22	$9,773
Industrial/warehouse	10	10,466
Retail/wholesale	17	11,488
Mobile home park	1	231
Self-storage facilities	5	4,993
Gas stations and convenience stores	7	3,364
Religious facilities	1	13
Service/professional	5	1,434
Total	68	$41,762

We consider a number of factors in originating nonresidential and multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All nonresidential real estate and multi-family loans are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of nonresidential and multi-family real estate borrowers.

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2021, we had no non-performing nonresidential or multifamily real estate loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2021, our construction loans, including land loans, totaled $19.4 million, representing 9.3% of our total loan portfolio.

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

At December 31, 2021, our largest outstanding residential construction loan was for $1.2 million of which $142,000 was outstanding. This loan was performing according to its original terms at December 31, 2021. At December 31, 2021, there were no residential construction loans that were 60 days or more delinquent.

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

At December 31, 2021, our largest outstanding nonresidential or multi-family construction loan was $2.1 million of which $721,000 was outstanding. This loan was performing in accordance with its original terms at December 31, 2021.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2021, we had $11.4 million of home equity lines of credit and $1.9 million of fixed-term home equity loans, representing 5.5% and 0.9% of our total loan portfolio, respectively. At December 31, 2021, we had no home equity loans and lines of credit that were 30 days or more delinquent.

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

Commercial Business Loans. We have generally conducted very limited commercial business lending. We participated in the Paycheck Protection Program (“PPP”) and originated $634,000 in such loans. All PPP loans have been repaid in full. The board of directors has also authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2020, we had acquired such loans in the aggregate amount of $22,700. At December 31, 2021, the loans were performing in accordance with their original terms.

Consumer Lending. Our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2021, we had $349,000 of consumer loans outstanding, representing approximately 0.2% of our total loan portfolio.

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

Consistent with our interest rate risk strategy, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2021, we had $8.1 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2021 and December 31, 2020, we had $3.6 million and $4.2 million in loan participation interests that we purchased. At those dates, we had $2.4 million and $2.1 million in loan participation interests sold.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. However, we have purchased loans from a commercial lender specializing in loans to physicians and other professionals in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2021 and 2020, we sold $272.9 million and $291.4 million of residential loans, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2021, we serviced $281.9 million of fixed-rate and adjustable, one- to four-family residential real estate loans that we originated and sold in the secondary market.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

At December 31,
	2021			2020
			90 Days or			90 Days or
	30‑59 Days	60‑89 Days	More Past	30‑59 Days	60‑89 Days	More Past
	Past Due	Past Due	Due	Past Due	Past Due	Due

(In thousands)
Real estate loans:
One- to four-family residential	$62	$35	$120	$97	$128	$174
Nonresidential	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—
Total real estate	62	35	120	97	128	174
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$62	$35	$120	$97	$128	$174

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2021	2020

	(In thousands)
Special mention assets	$185	$1,101
Substandard assets	641	883
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$826	$1,984

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

The following table sets forth information regarding our non-performing assets and troubled debt restructurings at December 31, 2021 and 2020. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

	2021	2020

Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$120	$174
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	120	174
Commercial loans	—	—
Consumer loans	—	—
Total non-accrual loans	120	174
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	—	—

Total non-accrual loans	120	174
Real estate owned:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Other	—	—
Total real estate owned	—	—

Total non-performing assets	$120	$174

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	$—	$—

	At December 31,
	2021	2020

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$837	$854
Non-owner occupied	26	78
Nonresidential	—	—
Multi-family	127	211
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	990	1,143
Commercial loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	$990	$1,143
Total non-performing assets and accruing troubled debt restructured loans	$1,110	$1,317
Total non-performing loans to total loans	0.06%	0.10%
Total non-performing assets to total assets	0.05%	0.07%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.44%	0.56%

Except as disclosed in the foregoing tables, other than $165,000 and $251,000 of loans designated as substandard, there were no other loans at December 31, 2021 and December 31, 2020, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2021, we had loans totaling $990,000 that were classified as troubled debt restructurings.

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

As an integral part of their examination process, the Office of the Comptroller of the Currency (OCC) will periodically review our allowance for loan losses. The OCC may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	2020	2019

Allowance at beginning of period	$1,673	$1,408
Provision (credit) for loan losses	—	265
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	—	—

Net (charge-offs) recoveries	—	—

Allowance at end of period	$1,673	$1,673

Allowance to non-accrual loans	1,394.17%	961.49%
Non-accrual loans to total loans	0.06%	0.10%
Allowance to total loans outstanding at the end of the period	0.80%	0.97%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.00%

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

	2021		2020
		Percent of		Percent of
		Loans in		Loans in
		Each	Allowance	Each
	Allowance	Category to	for Loan	Category to
	for Loan Losses	Total Loans	Losses	Total Loans
Real estate loans:
One- to four-family residential:
Owner occupied	$285	33.66%	$417	42.05%
Non-owner occupied	52	4.96	100	6.97
Nonresidential	336	19.99	316	17.08
Multi-family	692	26.33	671	24.15
Home equity lines of credit	29	5.46	49	5.75
Construction and land	279	9.30	97	3.38
Total real estate	1,673	99.70	1,650	99.38
Commercial loans	0	0.14	17	0.42
Consumer loans	0	0.16	6	0.20
Total allocated allowance	1,673	100.00%	1,673	100.00%
Unallocated	—		—
Total	$1,673		$1,673

At December 31, 2021, our allowance for loan losses represented 0.80% of total loans and 1,394.17% of nonperforming loans. Nonperforming loans decreased from $174,000 at December 31, 2020 to $120,000 at December 31, 2021. At December 31, 2020, our allowance for loan losses represented 0.97% of total loans and 961.49% of nonperforming loans. The allowance for loan losses was $1.7 million at December 31, 2021 and December 31, 2020. The Bank had no loan charge-offs during the years ended December 31, 2021 and December 31, 2020.

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

At December 31, 2021, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2021, we owned $4,149,300 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Mortgage-Backed Securities. At December 31, 2021, we had mortgage-backed securities with a carrying value of $7.9 million, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac, Fannie Mae or GNMA, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2021 and 2020, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
December 31, 2021	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Freddie Mac	$6,814	0.71%	$—	—%	$—	—%	$—	—%	$6,814	$6,851	0.71%
Fannie Mae	166	1.78%	—	—%	—	—%	—	—%	166	163	1.78%
GNMA	864	1.53%	—	—%	—	—%	—	—%	864	877	1.53%
Total	$7,844	0.82%	$—	—%	$—	—%	$—	—%	$7,844	$7,891	0.82%

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
December 31, 2020	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield

	(Dollars in thousands)
Freddie Mac	$3,575	0.59%	$—	—%	$—	—%	$—	—%	$3,575	$3,604	0.59%
Fannie Mae	193	2.21%	—	—%	—	—%	—	—%	193	190	2.21%
GNMA	1,403	2.06%	—	—%	—	—%	—	—%	1,403	1,420	2.06%
Total	$5,171	1.05%	$—	—%	$—	—%	$—	—%	$5,171	$5,214	1.05%

The weighted average yield is based on the coupon rate of the security adjusted for any premium or discount when acquired. There are no tax- exempt securities in the investment portfolio.

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

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2021, approximately $40.9 million of our certificates of deposit, representing 20.0% of our total deposits, had been obtained through the Rateline Program. At December 31, 2021, these certificates of deposit had an average term to maturity of eighteen months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	2021			2020
			Weighted			Weighted
	Average		Average	Average		Average
	Balance	Percent	Rate	Balance	Percent	Rate

Deposit type:
Savings	$57,685	32.50%	0.19%	$42,179	27.33%	0.28%
Interest-bearing demand	31,192	17.57	0.15	28,061	18.18	0.22
Certificates of deposit	70,617	39.79	1.23	70,253	45.53	2.10
Interest-bearing deposits	159,494	89.86	0.65	140,493	91.04	1.18
Non-interest bearing demand	18,002	10.14	—	13,822	8.96	—
Total deposits	$177,496	100.00%	0.58%	$154,315	100.00%	1.07%

The total amount of uninsured deposits (deposit accounts exceeding the $250,000 FDIC insurance limit) was $1,083,000 and $1,834,000 million at December 31, 2021 and December 31, 2020, respectively. The following table sets forth the maturity of our certificates of deposit exceeding $250,000 for the periods indicated.

	At December 31, 2021	At December 31, 2020
	(In thousands)	(In thousands)
Three months or less	$—	$—
Over three months through six months	—	—
Over six months through one year	563	771
Over one year	520	1,063
Total	$1,083	$1,834

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. At December 31, 2021, we had no FHLB-Cincinnati advances. In addition to funding portfolio loans, we sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $11.5 million in lines of credit available from three commercial banks. No amount was outstanding on these lines of credit at December 31, 2021.

Employees and Human Capital

We believe that the success of a business is largely due to the quality of its employees, the development of each employee’s full potential, and the Company’s ability to provide timely and satisfying rewards. We encourage and support development of our employees and, whenever possible, strive to fill vacancies from within. We invest in learning and development including tuition reimbursement for courses, degree programs and fees for certifications. As of December 31, 2021, we had 73 full-time employees and 7 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

At December 31, 2021, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2021, Cincinnati Federal satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;
●	the savings bank would not be at least adequately capitalized following the distribution;

●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as Cincinnati Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

●	the federal savings bank would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

Cincinnati Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Cincinnati Federal’s capital.

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

At December 31, 2021, Cincinnati Federal met the criteria for being considered “well capitalized.”

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

Other Regulations

Interest and other charges collected or contracted for by Cincinnati Federal are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of Cincinnati Federal also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as Check 21), which gives substitute checks, such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Reserve System

The Federal Reserve Board regulations require depository institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). For 2022, the Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $32.4 million or less (which may be adjusted by the Federal Reserve Board) the reserve requirement is 0.0% and the amounts greater than $32.4 million and up to $640.6 million require a 10% reserve (which may be adjusted annually by the Federal Reserve Board between 8.0% and 14.0%). The first $32.4 million of otherwise reservable balances (which may be adjusted by the Federal Reserve Board) are exempted from the reserve requirements. Cincinnati Federal was in compliance with these requirements at December 31, 2021. However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios on all net transaction accounts to zero percent, eliminating reserve requirements for all depository institutions, in response to the COVID-19 pandemic.

Federal Home Loan Bank System

Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Cincinnati Federal was in compliance with this requirement at December 31, 2020. Based on redemption provisions of the Federal Home Loan Bank of Cincinnati, the stock has no quoted market value and is carried at cost. Cincinnati Federal reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Cincinnati stock. At December 31, 2021, no impairment had been recognized.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Cincinnati Bancorp, Inc. had $575,000 of federal net loss carryforwards at December 31, 2021 that expire between 2028 and 2036 and $240,000 with no expiration.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2021, the Company had no capital loss carryovers.

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

ITEM 1A.RISK FACTORS

The presentation of Risk Factors is not required of smaller reporting companies like Cincinnati Bancorp, Inc.

ITEM  1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 31, 2021, the net book value of our office properties was $3.3 million, and the net book value of our furniture, fixtures and equipment was $151,000. The following table sets forth information regarding our offices.

	Leased or	Year Acquired	Net Book Value of
Location	Owned	or Leased	Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,214

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	385

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	197

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	464

1050 Scott Street Covington, KY 41011	Owned	1957	703

6890 Dixie Highway Florence, KY 41042	Owned	1957	375

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM  3.LEGAL PROCEEDINGS

At December 31, 2021, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our consolidated financial condition or results of operations.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)Market, Holder and Dividend Information. The common stock of Cincinnati Bancorp, Inc. is listed on the Nasdaq Capital Market under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp, Inc.’s common stock as of March 8, 2022, was approximately 230. Certain shares of Cincinnati Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
(b)Sales of Unregistered Securities. Not applicable.
(c)Use of Proceeds. Not applicable.
(d)Stock Repurchases.

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended December 31, 2021:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)
October 1 to 31, 2021	739	$14.69	45,559	103,222
November 1 to 30, 2021	864	$14.59	46,423	102,358
December 1 to 31, 2021	1,956	$14.38	48,379	100,402

(1)On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At December 31, 2021, the Company had purchased a total of 48,379 shares of the Company’s common stock under this program at an average price of $14.02 per share, and there remained 100,402 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

(e)Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.[Reserved]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand our financial performance through a discussion of the factors affecting our financial condition at December 31, 2021 and December 31, 2020 and our results of operations for the years ended December 31, 2021 and December 31, 2020. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2021, $80.7 million, or 38.6% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $41.8 million, or 20.0%, consisted of nonresidential real estate loans; $55.0 million, or 26.3%, consisted of multi-family loans; $11.4 million, or 5.5%, consisted of home equity lines of credit; $19.4 million, or 9.3%, consisted of construction and land loans; $649,000 or 0.3% consisted of commercial business loans and consumer loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with thirteen mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $8.8 million for year ended December 31, 2021 and $9.5 million for year ended December 31, 2020.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2021, we had no advances outstanding with the FHLB-Cincinnati.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2021, this limit was $9.7 million, and we had invested $4.3 million in bank owned life insurance.

Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary of Cincinnati Federal under Ohio law, was formed in 2015 to offer nondeposit investment and insurance products. Cincinnati Federal Investment Services, LLC is currently inactive.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

●	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2021 and 2020, such loans, together with construction and land loans (net of undisbursed loan proceeds), totaled $104.0 million and $77.1 million, or 268.8% and 211.4% of capital plus ALLL, respectively. Under our current Board-approved loan concentration policy, such loans (including construction and land loans, net of undisbursed loan proceeds) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

●	Continuing to focus on our residential mortgage banking operations. For the year ended December 31, 2021, we originated $267.7 million of one-to four-family residential loans for sale, and we sold $272.9 million of one-to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

●	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2021, $40.9 million, or 51.0%, of our one- to four-family residential mortgage loans, with contractual maturities after December 31, 2022, were adjustable rate loans. As of December 31, 2020, $54.4 million, or 64.3%, of our one- to four-family residential mortgage loans had adjustable rates. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

●	Increasing our “core” deposit base. We seek to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. We have continued our marketing efforts for checking accounts through digital, print and outdoor advertising channels. Core deposits as of December 31, 2021 grew $31.3 million or 34.8% over December 31, 2020 balances. The increase is partially attributable to opening a $16.4 million deposit relationship with a local municipality. We continue to significantly expand and improve the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including business online banking, mobile banking, bill pay, remote deposit capture, wire transfers and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

●	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income. During the year ended December 31, 2021 we prepaid our outstanding FHLB-Cincinnati advances and incurred prepayment penalties of $767,000. The prepayment of the FHLB advances significantly decreased our cost of funds. Subject to market conditions, we intend to focus on growing our nonresidential real estate and multi-family loan portfolios as discussed above. To a lesser extent we intend to grow our one to four family residential and construction loan portfolios.

Summary of Critical Accounting Policies and Critical Accounting Estimates

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

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. For the year ended December 31, 2021, there were no loan losses charged against the allowance.

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

A loan is considered impaired when, based on current information and events, it is probable that we may not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. In most cases impaired loans are collateral dependent. The appraised value is sensitive to a number of factors including condition of the property. During the year-ended December 31, 2021 there were no additional charge-offs on collateral dependent loans.

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

Federal Home Loan Bank of Cincinnati Lender Risk Account Receivable. Certain loan sale transactions with the Federal Home Loan Bank of Cincinnati provide for establishment of a lender risk account receivable, which consists of amounts withheld from loan sale proceeds by the Federal Home Loan Bank of Cincinnati for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset as they are scheduled to be paid to us in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset would be evaluated for impairment. For the year ended December 31, 2021 there were no adverse changes in cash flows expected.

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

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction or addition to noninterest income. During the year ended December 31, 2021, the fair value of the mortgage servicing rights decreased $736,000 primarily from an increase in prepayment speed assumptions.

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

These modifications for our portfolio loans were for the deferral of principal and interest payments up to 90 day terms. Loan deferral terms may be extended on a case-by-case basis. Each request was evaluated individually and evidenced by a signed loan modification agreement. Interest on loan deferrals continued to accrue during the deferral period. While interest and fees were still accrued to income, through normal GAAP accounting, should eventual credit losses on these deferred payments have emerged, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At December 31, 2021, all loan deferral periods had ended and all affected loans had returned to regular repayment terms. In the event of a renewed escalation of the Covid-19 spread, it is uncertain what the potential impact of loan deferrals will have on the Company’s financial position, results of operations and the allowance for loan losses.

As of December 31, 2021, the Company had no loans remaining in loan deferral status. As of December 31, 2021, borrowers who had requested loan payment forbearance had returned to repayment under the original terms of the loan.

The Company services loans for various investors, including the FHLB-Cincinnati and Freddie Mac. Under terms of our agreement with these entities we are required to remit principal and interest on a scheduled basis. We have conformed our loan deferral program to meet the guidance issued by the FHLB-Cincinnati and Freddie Mac. As of December 31, 2021, there were no sold loans remaining in loan deferral status. As of December 31, 2021, all other borrowers requesting loan payment forbearance had returned to repayment under the original terms of the loan. In the event of a renewed escalation of the COVID-19 spread, it is uncertain what potential impact the loan deferrals for sold loans will have on our financial position.

Paycheck Protection Program

As part of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Small Business Administration (“SBA”) has been authorized to guarantee loans under the Paycheck Protection Program (“PPP”) under the CARES Act through August 8, 2020. We began accepting applications on April 27, 2020. We originated a total of 23 PPP loans totaling $633,800 under the initial PPP. As of December 31, 2021, all loans originated under the original program have been forgiven. We participated in the second round of the PPP and originated seven loans totaling $185,000. As of December 31, 2021, all second round PPP loans had been forgiven.

Asset Impairment

Our mortgage servicing rights (MSRs) have experienced a decrease in their fair value as of December 31, 2021 as mortgage prepayment speed assumptions increased during the year ended December 31, 2021. The low mortgage interest rate environment resulted in increased loan origination volumes which offset the decline in valuation. The volume of loans sold with mortgage servicing rights retained has increased and resulted in an overall increase in the recorded value of our mortgage servicing rights since December 31, 2020. It is uncertain whether prolonged effects of the COVID-19 pandemic will result in future changes in the fair value of our MSRs.

Financial position and results of operations

While we have not experienced any charge-offs related to COVID-19 as of December 31, 2021, our allowance for loan losses calculation and resulting provision for loan losses are impacted by changes in economic conditions. In recent months the economy has experienced moderate growth per the January 2022 Federal Reserve Beige Book summary. As of December 31, 2021, our significant credit quality indicators, such as levels of delinquent, classified, impaired and nonperforming loans, have not deteriorated. Should economic conditions in our market area worsen, we could experience a need for further increases in our allowance for loan losses and be required to record additional provisions for loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 worsen or are prolonged.

Capital and liquidity

As of December 31, 2021, all of our capital ratios were in excess of all regulatory requirements to be considered a “well capitalized” institution. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further losses.

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

Our processes, controls and business continuity plan

Following guidance from the Governors of Ohio and Kentucky, the Company deployed a successful remote working strategy, provided timely communication to our employees and customers, implemented protocols for employee safety, and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts. The Company’s preparedness efforts, coupled with timely plan implementation, resulted in minimal impacts to operations as a result of COVID-19. Prior technology planning resulted in the successful deployment of the majority of our operational teams to a remote environment. As the pandemic has progressed, all of our office employees have returned to the office. As of December 31, 2021, our branch lobbies were open for customer transactions with appropriate safety measures established. We do not anticipate incurring additional material costs related to adhering to the State of Ohio or Kentucky’s mandated COVID-19 related business requirements. Our management team continues to meet as needed to respond to any future COVID-19 interruptions or developments. We do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending

The Company’s loan exposure is predominately residential, multifamily and nonresidential in nature. See Note 3 of the Notes to Condensed Consolidated Financial Statements. As of December 31, 2021, the Company had no direct exposure to the hospitality, restaurant, travel, energy, aviation, healthcare or senior living industries.

Comparison of Financial Condition at December 31, 2021 and 2020

Total Assets. Total assets were $251.5 million at December 31, 2021, an increase of $14.3 million, or 6.0%, over the $237.1 million at December 31, 2020. The increase in total assets was due primarily to an increase in loans of $28.9 million and an increase in available for sale debt securities of $2.7 million, which were partially offset by a decrease in cash and cash equivalents of $10.5 million, a decrease in loans held for sale of $5.2 million and a decrease in interest-bearing time deposits of $3.0 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $10.5 million, or 32.5%, to $21.9 million at December 31, 2021 from $32.3 million at December 31, 2020. This decrease was primarily the result of funding loan growth and an increase in available-for-sale securities.

Available-for-Sale Securities. Investment securities available-for-sale increased $2.7 million to $7.9 million at December 31, 2021 compared to $5.2 million at December 31, 2020 due to the purchase of a $5.0 million monthly adjustable mortgage-backed security, partially offset by maturities of $2.3 million. There were no purchases or sales of available-for-sale securities in 2020.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $5.2 million, or 39.1%, to $8.1 million at December 31, 2021 from $13.3 million at December 31, 2020. In 2021, we originated $267.7 million of loans for sale, all of which were one- to four-family residential real estate loans.

During the year ended December 31, 2021, we sold $272.9 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. The reduction in interest rates implemented by the Federal Reserve Board in 2020 continued to have a favorable impact on the residential real estate market and our originations of fixed-rate mortgage loans in 2021. Management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income. However, with market interest rates expected to increase throughout 2022, and real estate activity returning to more normal levels, it is unclear what level of activity we may be able to generate during 2022.

Net Loans. Net loans increased $28.9 million, or 17.3%, to $195.5 million at December 31, 2021 from $166.7 million at December 31, 2020. During the year ended December 31, 2021, we originated $89.3 million of loans for the portfolio, $22.4 million of which were one- to four- family residential real estate loans, $21.2 million were nonresidential real estate loans, $21.4 million were multi-family loans, $7.6 million were home equity lines of credit, $16.7 million were construction and land loans. The one-to-four family residential loan portfolio declined by $4.1 million, as borrowers elected to refinance their loans at lower mortgage rates, and the Bank elected to sell the majority of these new fixed rate residential loans in the secondary market. This decline in the residential loan portfolio was offset by net increases in the nonresidential loan portfolio of $12.2 million and $13.3 million in the multifamily loan portfolio. The growth in these segments reflects our strategy to grow the commercial real estate portfolio to enhance loan yields.

Mortgage Servicing Rights. Mortgage servicing rights increased to $2.2 million, or 10.1%, from $2.0 million at December 31, 2021. New mortgage servicing rights of $941,000 were recognized while the fair value of mortgage servicing rights declined $736,000 due to higher prepayment speed assumptions. Mortgage servicing rights are valued by an independent third-party. During 2021 the value of mortgage servicing rights decreased to 79 basis points at December 31, 2021 from 88 basis points at December 31, 2020.

Other Assets. Other assets decreased $534,000, or 33.3%, to $1.1 million at December 31, 2021 from $1.6 million at December 31, 2020. The decrease was primarily due to a decrease in the fair value of mortgage banking derivatives and the collection of COVID deferral balances.

Deposits. Deposits increased $52.2 million, or 34.3%, to $204.5 million at December 31, 2021 from $152.2 million at December 31, 2020. Our core deposits increased $31.3 million, or 34.8%, to $121.3 million at December 31, 2021 compared to December 31, 2020. Demand deposit accounts increased $3.8 million, or 9.2% and savings increased $27.5 million, or 57.2%, as part of our strategy to increase lower cost funding sources. Time deposits increased $20.9 million, or 33.7%, to $83.1 million at December 31, 2021 from $62.2 million at December 31, 2020. The increase in time deposits was primarily due to the increase in National CD Rateline deposits to replace higher rate FHLB-Cincinnati advances. Deposits obtained through the National CD Rateline Program increased to $40.9 million at December 31, 2021 from $5.6 million at December 31, 2020. The increase in wholesale time deposits was part of the Bank’s strategy to reduce the cost of funds by repaying higher rate FHLB advances. Per the following Average Balances and Yield table, the cost of interest-bearing liabilities decreased 58 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020. Management intends to continue its strategy of pursuing growth in lower cost core deposits in 2022.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $38.4 million. We had no outstanding advances at December 31, 2021. The decrease in FHLB advances was part of our strategy to reduce our cost of funds. While the prepayment of advances resulted in FHLB advance prepayment penalties of $767,000 on a pre-tax basis, management anticipates a pretax interest expense reduction of approximately $120,000 per quarter as a result of this transaction, which represents the elimination of interest expense on FHLB borrowings, net of the interest expense expected on the new CD Rateline deposits.

Stockholders’ Equity. Stockholders’ equity increased $1.4 million, or 3.4%, to $42.9 million at December 31, 2021 from $41.5 million at December 31, 2020. The increase resulted primarily from net income of $1.6 million for the year ended December 31, 2021.

Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020

General. Net income for the year ended December 31, 2021 was $1.65 million, compared to a net income of $3.2 million for the year ended December 31, 2020, a decrease of $1.5 million or 47.8%. The decrease was primarily due to a $1.0 million decrease in noninterest income and a $2.3 million increase in noninterest expense, partially offset by a $1.2 million increase in net interest income and a $265,000 decrease in the provision for loan losses. The decrease in noninterest income was primarily attributable to decreases in gain on sale of loans and mortgage derivative income. The increase in noninterest expense was primarily attributable to increased personnel expenses of $805,000 due to salary and payroll tax expense increases, benefit plan expense increases, and healthcare expense increases. Noninterest expense included Federal Home Loan Bank advance prepayment penalties of $767,000.

Interest and Dividend Income. Interest and dividend income increased $129,000, or 1.6%, to $8.2 million for the year ended December 31, 2021 from $8.0 million for the year ended December 31, 2020. This increase was primarily attributable to a $212,000, or 2.7%, increase in interest on loans receivable, primarily due to a $12.6 million increase in the average balance on loans, partially offset by a 19 basis point decrease in the average yield on loans.

Interest income on securities decreased $7,000, or 10.7%. The average yield on investment securities decreased 42 basis points to 0.67% for the year ended December 31, 2021 from 1.09% for the year ended December 31, 2020. The decrease in the average yield on available-for-sale securities was attributable to the purchase of lower yielding adjustable and floating rate mortgage-backed securities. Dividends on Federal Home Loan Bank stock and other investments decreased $76,000 primarily due to the decrease in the average yield on other interest-bearing deposits of 45 basis points. The average balance of other interest-bearing deposits, including certificates of deposit in other financial institutions, and federal funds sold increased $2.6 million to $21.6 million at December 31, 2021 compared to December 31, 2020.

Interest Expense. Total interest expense decreased $1.0 million, or 39.5%, to $1.6 million for the year ended December 31, 2021. Interest expense on deposit accounts decreased $625,000, or 37.8%, to $1.0 million for the year ended December 31, 2021 from $1.7 million for the year ended December 31, 2020. The decrease was primarily due to a decrease of 53 basis points in the average cost of deposits, which was partially offset by a $19.0 million increase in the average balance year-to-year. The average cost of interest-bearing demand accounts decreased 7 basis points to 0.15%, while average interest-bearing demand account balances increased $3.1 million at December 31, 2021. The average cost of savings accounts decreased 9 basis points to 0.19%, while average savings account balances increased $15.5 million at December 31, 2021.The average balance of certificates of deposits increased $364,000 while the average cost of certificates of deposits decreased 87 basis points to 1.23% at December 31, 2021.

Interest expense on FHLB advances decreased $401,000 to $540,000 for the year ended December 31, 2021 from $941,000 for the year ended December 31, 2020. The average balance of advances decreased $15.5 million. There were no FHLB advances outstanding at December 31, 2021.

Net Interest Income. Net interest income increased $1.2 million, or 21.3%, to $6.6 million for the year ended December 31, 2021 from $5.4 million for the year ended December 31, 2020. Average net interest-earning assets increased $18.0 million compared to year end December 31, 2020. The interest rate spread increased to 2.73% for the year ended December 31, 2021 from 2.39% for the year ended December 31, 2020. The net interest margin increased to 2.88% for the year ended December 31, 2021 from 2.58% for the year ended December 31, 2020.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we did not record a provision for loan losses for the year ended December 31, 2021 compared to a provision for loan losses of $265,000 for the year ended December 31, 2020. The allowance for loan losses was $1.7 million, or 0.80% of total loans, at December 31, 2021, compared to $1.7 million or 0.97% of total loans, at December 31, 2020. The increase in the provision for loan losses in 2020 was due primarily to the uncertainty of impact of the COVID-19 pandemic on the economy as a whole and on our market area in particular. The resurgence of COVID cases nationally in late 2020, and the prospect of continued economic weakness and continued high unemployment, indicated a qualitative factor adjustment was warranted to increase the allowance for loan losses at December 31, 2020. We included in our consideration of the ALLL the continued low balances of our nonperforming loans and delinquent loans during 2021 and the continuing decrease in historical charge-offs for the six year look back period. Total nonperforming loans were $120,000 and $174,000 at December 31, 2021 and 2020, respectively. Substandard loans declined to $641,000 at December 31, 2021, from $883,000 at December 31, 2020, and loans past due greater than 30 days totaled $216,000 and $398,000 at December 31, 2021 and 2020, respectively. The Bank had no loan charge-offs during the years ended December 31, 2021 and 2020. As a percentage of nonperforming loans, the allowance for loan losses was 1,392% and 962% at December 31, 2021 and 2020, respectively.

The allowance for loan losses reflects the estimate we believe to be adequate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2021. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $1.0 million, or 9.8%, to $9.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The decrease was due to a decrease of $755,000 in gain on sales of loans and a $587,000 decrease in mortgage derivative income. The decrease in mortgage banking related revenue was due to an increase in market interest rates. The increase in market interest rates resulted in a decline in the demand for refinance loans. While we expect interest rates to rise in 2022, resulting in real estate activity returning to normal levels, it is unclear what level of activity we may be able to generate during 2022.

Non-Interest Expense. Non-interest expense increased $2.3 million, or 19.0%, to $14.1 million from $11.8 million at December 31, 2020. Salaries and employee benefits increased $805,000, or 10.3%. The increase in salaries and employee benefit expense was due to higher wage costs due to competitive pressures, increased equity incentive plan expense, ESOP expense and higher payroll tax expense. The increase in equity incentive plan expenses is the result of grants made under the equity incentive plans approved by stockholders in May 2021. ESOP expenses increased due to the increase in share price during the year ended December 31, 2021.

Federal Home Loan Bank advance prepayment penalty expense increased $767,000 as the Bank repaid all outstanding FHLB advance borrowings. The FHLB advance funding was primarily replaced by $36.7 million in National CD Rateline funds at an average rate of 0.29% and a term of 23 months.

Data processing costs increased $249,000, or 41.6% from due to account growth, new product usage growth, increased ATM management costs, and increased transaction volumes. Advertising expense increased $53,000, primarily from our checking account marketing program through a third-party vendor. Franchise tax expense increased $76,000, or 36.3% due to the increase in Bank equity at December 31, 2020.

Federal Income Taxes. The provision for income taxes decreased $372,000, or 45.3%, to $448,000 at December 31, 2021. The decrease was due primarily to decreased income before income taxes of $1.9 million, or 47.3%. The effective rates were 21.4% and 20.6% for the years ended December 31, 2021 and 2020, respectively.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	2021			2020
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$186,250	$7,695	4.13%	$172,006	$7,434	4.32%
Loans held for sale	11,860	322	2.72	13,447	372	2.77
Securities	8,689	58	0.67	5,948	65	1.09
Fed Funds	5,021	1	0.02	5,581	20	0.36
Other (1)	16,599	79	0.48	13,462	136	1.01
Total interest-earning assets	228,419	8,155	3.57	210,444	8,027	3.81
Non-interest-earning assets	16,384			22,122
Total assets	$244,803			$232,566

Interest-bearing liabilities:
Savings	$57,685	112	0.19	$42,179	116	0.28
Interest-bearing demand	31,192	46	0.15	28,061	61	0.22
Certificates of deposit	70,617	871	1.23	70,253	1,477	2.10
Total deposits	159,494	1,029	0.65	140,493	1,654	1.18
FHLB borrowings	26,895	540	2.01	42,434	941	2.22
Total interest-bearing liabilities	186,389	1,569	0.84	182,927	2,595	1.42
Non-interest-bearing Demand	18,002			13,822
Other non-interest-bearing liabilities	4,404			4,264
Total non-interest-bearing liabilities	22,406			18,086
Total equity	36,008			31,553
Total liabilities and total equity	$244,803			$232,566
Net interest income		$6,586			$5,432
Net interest rate spread (2)			2.73%			2.39%
Net interest-earning assets (3)	$42,030			$27,517
Net interest margin (4)			2.88%			2.58%
Average interest-earning assets to interest-bearing liabilities			122.55%			115.04%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee income of $233,000 for the year ended December 31, 2021 and $94,000 of loan fee expense for the year ended December 31, 2020. Loan fee income increased in 2021 due to prepayment penalties received on commercial real estate loans.

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

	Year Ended December 31,
	2021 vs. 2020
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$113	$99	$212
Securities	(1)	(6)	(7)
Other	(3)	(73)	(76)
Total interest-earning assets	109	20	129

Interest-bearing liabilities:
Savings	(24)	21	(3)
Interest-bearing demand	9	(25)	(16)
Certificates of deposit	8	(614)	(606)
Total deposits	(7)	(618)	(625)
FHLB borrowings	(319)	(82)	(401)
Total interest-bearing liabilities	(326)	(700)	(1,026)

Change in net interest income	$435	$720	$1,155

There were no out-of-period items or adjustments related to the above table.

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●	originating nonresidential real estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;
●	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

●	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and
●	purchasing adjustable and floating rate mortgage-backed securities for the investment portfolio.

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

The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase		NPV as a Percentage of
		(Decrease) in		Present
		NPV		Value of Assets (3)
Change in Interest					Increase
Rates (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio(4)	(basis points)
(Dollars in thousands)
+300	$49,675	$(19,601)	(28.29)%	20.57%	(608)
+200	56,709	(12,567)	(18.14)%	22.84%	(381)
+100	63,236	(6,040)	(8.72)%	24.85%	(180)
—	69,276	—	—%	26.65%	—
‑100	64,455	(4,821)	(6.96)%	24.12%	(253)
(1)	Assumes an immediate uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2021, in the event of an instantaneous parallel 100 basis point increase in interest rates, we would experience an 8.72% decrease in net portfolio value. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 6.96% decrease in net portfolio value.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in
	thousands)
+400	$6,809	(9.20)%
+300	6,995	(6.72)%
+200	7,218	(3.75)%
+100	7,426	(0.98)%
Level	7,499	—
‑100	7,319	(2.40)%
(1)The calculated changes assume an immediate shock of the static yield curve.

The table above indicates a decrease in net interest income in an increasing interest rate shock scenario. This decrease in net interest income would indicate that the model projects the cost of funds to increase faster than asset yields. The Bank will monitor and adjust assumptions for decay rates and deposit rate sensitivity as market interest rates change. The effect of interest rate changes may be mitigated to the extent deposit costs are less sensitive to market interest rate changes than the model projects. Actual balance sheet composition may differ from projections and mitigate the impact of interest rate changes, as well.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2021, we had no outstanding advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $44.7 million from the FHLB-Cincinnati based on our collateral capacity. At December 31, 2021, we had an additional $11.5 million on lines of credit available with three commercial banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $6.6 million for the year ended December 31, 2021 and net cash used in operating activities was $6.7 million for the year ended December 31, 2020. Net cash used in investing activities, which consists primarily of disbursements for loan originations and purchase of investment securities, partially offset by proceeds from maturing securities, pay downs on mortgage-backed securities and proceeds from sale of foreclosed assets was $30.1 million for the year ended December 31, 2021. Net cash provided by investing activities was $10.4 million for the year ended December 31, 2020. Net cash provided by financing activities, consisting primarily of a net increase in deposits, the repayment of Federal Home Loan Bank borrowings and repurchase of common stock, was $13.0 million for the year ended December 31, 2021. Net cash used in financing activities, consisting mainly of a decrease in deposits, the proceeds from the stock subscriptions and repayment of Federal Home Loan Bank borrowings, was $9.2 million for the year ended December 31, 2020.

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

Cincinnati Bancorp, Inc. is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp Inc.’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. Cincinnati Bancorp, Inc. (on an unconsolidated basis) had $5.7 million in liquid assets at December 31, 2021.

At December 31, 2021, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.0 million, or 14.7% of adjusted total assets, which is above the well-capitalized required level of $12.6 million, or 5.0%; total risk-based capital of $38.7 million, or 20.0% of risk-weighted assets, which is above the well-capitalized required level of $19.3 million, or 10.0%; and common equity tier 1 risk based capital of $37.0 million, or 19.2%, of risk-weighted assets, which is above the well-capitalized required level of $12.6 million, or 6.5% of risk-weighted assets. At December 31, 2020, Cincinnati Federal exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $34.8 million, or 14.8% of adjusted total assets, which is above the well-capitalized required level of $11.8 million, or 5.0%; and total risk-based capital of $36.5 million, or 22.0% of risk-weighted assets, which is above the well-capitalized required level of $16.6 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2021 and 2020. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2021, we had outstanding commitments to originate fixed-rate loans of $15.3 million, unfunded lines of credit of $20.9 million and forward sale commitments of $23.4 million. We had commitments to originate loans for portfolio of $3.4 million at December 31, 2021 and $189,000 at December 31, 2020. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2021 totaled $31.1 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 19 to the Consolidated Financial Statements for the years ended December 31, 2021 and 2020 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

ITEM  8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s Consolidated Financial Statements, including supplemental data begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2021 were effective.

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

Changes in Internal Control Over Financial Reporting.

During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM  9B.OTHER INFORMATION

Not applicable.

ITEM  9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2022 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

The following information is presented for the Cincinnati Bancorp 2017 Equity Incentive Plan and the Cincinnati Bancorp, Inc. 2021 Equity Incentive Plan, as of December 31, 2021:

Number of securities
	Number of securities to be		remaining available for
	issued upon exercise of	Weighted-average exercise	future issuance under
	outstanding options,	price of outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan Category	(column a)	(column b)	reflected in column (a)
Equity compensation plans approved by stockholders	296,342	$10.64	0
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	296,342	$10.64	0

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons is incorporated herein by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Our independent registered public accounting firm is BKD, LLP, Cincinnati, OH, Auditor Firm ID: 686.

The information in the Company’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.”

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;

(B)	Consolidated Balance Sheets at December 31, 2021 and 2020;

(C)	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020;

(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020;

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and

(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2021 and 2020.

(a)(2)        Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)        Exhibits

3.1	Amended and Restated Articles of Incorporation of Cincinnati Bancorp, Inc. (1)
3.2	Bylaws of Cincinnati Bancorp, Inc. (1)
4.0	Form of Common Stock Certificate of Cincinnati Bancorp, Inc. (1)
4.1	Description of securities of Cincinnati Bancorp, Inc. Registered Under Section 12 of the Securities Exchange Act of 1934 (2)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Gregory W. Meyers (3)
10.2	Split Dollar Life Insurance Plan (3)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (3)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (3)
10.5	Cincinnati Bancorp 2017 Equity Incentive Plan (4)
10.6	Cincinnati Bancorp, Inc. 2021 Equity Incentive Plan (5)
10.7	Change in Control Agreement by and between Robert A. Bedinghaus and Cincinnati Federal (6)
10.8	Change in Control Agreement by and between Joseph V. Bunke and Cincinnati Federal (6)
10.9	Change in Control Agreement by and between Herbert C. Brinkman and Cincinnati Federal (6)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32.0	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-233708), of Cincinnati Bancorp, Inc., initially filed September 11, 2019.

(2)Incorporated herein by reference to Annual Report on Form 10-K of Cincinnati Bancorp, Inc., filed on March 30, 2020.

(3)Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), of Cincinnati Bancorp, as initially filed on March 11, 2015.

(4)Incorporated herein by reference to Appendix A to Definitive Proxy Statement of Cincinnati Bancorp, filed on April 13, 2017.

(5)Incorporated herein by reference to Appendix A to Definitive Proxy Statement of Cincinnati Bancorp, Inc., filed on April 12, 2021.

(6)Incorporated herein by reference to Current Report on Form 8-K of Cincinnati Bancorp, Inc., filed on January 24, 2020.

ITEM 16.FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP, INC.

Date: March 31, 2022	By:	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Herbert C. Brinkman	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2022
Herbert C. Brinkman

/s/ Robert A. Bedinghaus	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2022
Robert A. Bedinghaus

/s/ Harold L. Anness	Director	March 31, 2022
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 31, 2022
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 31, 2022
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 31, 2022
Charles G. Skidmore

/s/ Philip E. Wehrman	Director	March 31, 2022
Philip E. Wehrman

Cincinnati Bancorp, Inc.

December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Cincinnati Bancorp, Inc.

Cincinnati, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bancorp, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 3 to the consolidated financial statements, the Company’s consolidated allowance for loan losses (ALL) was $1.7 million at December 31, 2021. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan Losses” accounting policy around this estimate. The ALL is an estimate of losses inherent in the loan portfolio. The determination of the reserve requires significant judgment reflecting the Company’s best estimate of probable loan losses.

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

There is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors including the impact of the COVID-19 pandemic on the loan portfolio, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

●	Testing clerical and computational accuracy of the ALL model.
●	Testing the completeness and accuracy of the underlying information utilized in the ALL model.
●	Computing an independent calculation of an acceptable range and comparing it to the Company’s estimate.
●	Evaluating the qualitative and environmental adjustments to the historical loss rates, including assessing the basis for the adjustments and the reasonableness, reliability and relevance of the significant assumptions and underlying data.
●	Evaluating the relevance and reliability of data and assumptions.
●	Testing of the loan review function and the accuracy of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.
●	Evaluating the accuracy and completeness of disclosures in the consolidated financial statements.

We have served as the Company’s auditor since 2011.

/s/ BKD, LLP

BKD, LLP

Cincinnati, Ohio

March 31, 2022

Cincinnati Bancorp, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	2021	2020

Assets
Cash and due from banks	$2,505,136	$2,951,787
Interest-bearing demand deposits in banks	12,831,650	23,558,019
Federal funds sold	6,515,000	5,838,000

Cash and cash equivalents	21,851,786	32,347,806

Interest-bearing time deposits	—	3,000,000
Available-for-sale debt securities	7,891,232	5,213,830
Loans held for sale	8,121,375	13,345,370
Loans, net of allowance for loan losses of $1,672,545 and $1,672,545, respectively	195,541,821	166,667,918
Premises and equipment, net	3,488,822	3,487,826
Federal Home Loan Bank stock	4,149,300	2,801,800
Interest receivable	577,002	520,775
Mortgage servicing rights	2,230,751	2,025,323
Federal Home Loan Bank lender risk account receivable	2,286,690	1,947,271
Bank-owned life insurance	4,256,570	4,172,486
Other assets	1,068,690	1,603,150

Total assets	$251,464,039	$237,133,555

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$45,787,848	$41,945,628
Savings	75,527,958	48,056,629
Certificates of deposit	83,137,755	62,204,786
Total deposits	204,453,561	152,207,043

Federal Home Loan Bank advances	—	38,412,000
Advances from borrowers for taxes and insurance	1,808,971	1,946,340
Interest payable	24	73,585
Directors deferred compensation	696,295	601,536
Deferred tax liabilities	1,090,765	905,975
Other liabilities	514,705	1,483,105

Total liabilities	208,564,321	195,629,584

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 2,975,625; outstanding 2,930,550 at December 31, 2021 and 2,975,625 at December 31, 2020	29,275	29,756
Additional paid-in capital	22,953,608	23,266,485
Unearned ESOP shares	(1,570,810)	(1,673,660)
Retained earnings - substantially restricted	21,821,948	20,173,404
Accumulated other comprehensive loss	(334,303)	(292,014)

Total stockholders’ equity	42,899,718	41,503,971

Total liabilities and stockholders' equity	$251,464,039	$237,133,555

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Income

Years Ended December 31, 2021 and 2020

	2021	2020

Interest and Dividend Income
Loans, including fees	$8,017,345	$7,805,587
Securities	57,828	64,778
Dividends on Federal Home Loan Bank stock and other	80,051	156,353
Total interest and dividend income	8,155,224	8,026,718

Interest Expense
Deposits	1,028,520	1,653,918
Federal Home Loan Bank advances	540,004	940,754
Total interest expense	1,568,524	2,594,672

Net Interest Income	6,586,700	5,432,046

Provision for Loan Losses	—	265,000

Net Interest Income After Provision for Loan Losses	6,586,700	5,167,046

Noninterest Income
Gain on sales of loans	8,762,276	9,516,967
Mortgage servicing fees (costs)	(84,772)	(301,014)
Mortgage derivative income (expense)	(233,412)	353,649
Other	1,166,259	1,084,320
Total noninterest income	9,610,351	10,653,922

Noninterest Expense
Salaries and employee benefits	8,600,794	7,795,886
Occupancy and equipment	792,148	700,851
Directors compensation	169,000	174,833
Data processing	847,393	598,483
Professional fees	393,387	337,166
Franchise tax	286,788	210,383
Deposit insurance premiums	60,519	32,889
Advertising	328,089	275,156
Software licenses	136,517	134,198
Loan costs	760,412	645,672
FHLB advance prepayment penalties	766,671	—
Other	958,608	939,764
Total noninterest expense	14,100,326	11,845,281

Income Before Income Taxes	2,096,725	3,975,687

Provision for Income Taxes	448,181	819,966

Net Income	$1,648,544	$3,155,721

Earnings per common share - basic	$0.59	$1.14
Earnings per common share - diluted	$0.58	$1.12
Weighted-average shares outstanding - basic	2,741,888	2,749,689
Weighted-average shares outstanding - diluted	2,811,376	2,789,346

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2021 and 2020

	2021	2020

Net Income	$1,648,544	$3,155,721

Other Comprehensive Income (Loss):
Net unrealized gains on available-for-sale securities	3,741	50,548
Tax expense	(786)	(10,615)
Changes in directors’ retirement plan prior service costs	(19,260)	(51,846)
Tax (expense) benefit	(25,984)	10,888
Other comprehensive loss	(42,289)	(1,025)

Comprehensive Income	$1,606,255	$3,154,696

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021 and 2020

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity

Balance, January 1, 2020	29,607	7,529,850	(449,313)	17,017,683	(290,989)	23,836,838

Proceeds from issuance of 1,652,960 shares of common stock (which included 132,237 shares to the ESOP), net of the offering costs of $1.2 million	29,756	15,577,194	(1,322,370)	—	—	14,284,580

Contribution by CF Mutual Holding Company		50,000	—	—	—	50,000

Exchange of common stock	(29,607)	—	—	—	—	(29,607)

ESOP shares earned	—	(975)	98,023	—	—	97,048

Stock-based compensation expense	—	110,416	—	—	—	110,416

Net income	—	—	—	3,155,721	—	3,155,721

Other comprehensive loss	—	—	—	—	(1,025)	(1,025)

Balance, December 31, 2020	29,756	23,266,485	(1,673,660)	20,173,404	(292,014)	41,503,971

ESOP shares earned	—	38,723	102,850	—	—	141,573

Stock based compensation expense	—	306,716	—	—	—	306,716

Stock options exercised	—	19,295	—	—	—	19,295

Net income	—	—	—	1,648,544	—	1,648,544

Repurchase of common stock	(481)	(677,611)	—	—	—	(678,092)

Other comprehensive loss	—	—	—	—	(42,289)	(42,289)

Balance, December 31, 2021	$29,275	$22,953,608	$(1,570,810)	$21,821,948	$(334,303)	$42,899,718

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

	2021	2020

Operating Activities
Net income	$1,648,544	$3,155,721
Items not requiring (providing) cash:
Depreciation and amortization	234,201	220,756
Provision for loan losses	—	265,000
Amortization of premiums and discounts on securities, net	16,049	22,654
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	—	3,086
Change in deferred income taxes	202,338	51,470
Gain on sale of loans	(8,762,276)	(9,516,967)
Proceeds from the sale of loans held for sale	281,670,896	300,877,832
Origination of loans held for sale	(267,684,625)	(301,592,154)
Mortgage servicing rights	(205,428)	(811,508)
Earnings on cash surrender value of bank-owned life insurance	(84,084)	(85,841)
Stock-based compensation expense	306,716	110,416
ESOP shares earned	141,573	97,048
Changes in:
Interest receivable	(56,227)	103,558
Federal Home Loan Bank lender risk account receivable	(339,419)	(234,031)
Derivative assets	347,390	498,644
Other assets	187,072	(864,699)
Interest payable	(73,561)	(18,051)
Derivative liabilities	(113,978)	(144,995)
Other liabilities	(823,242)	1,200,230
Net cash provided by (used in) operating activities	6,611,939	(6,661,831)

Investing Activities
Net change in interest-bearing deposits	3,000,000	(3,000,000)
Proceeds from maturities of available-for-sale debt securities	2,344,664	1,547,277
Purchase of available for sale debt securities	(5,034,375)	—
Purchase of Federal Home Loan Bank stock	(1,347,500)	(144,400)
Net change in loans	(28,873,903)	12,399,108
Purchase of premises and equipment	(235,197)	(354,135)
Net cash (used in) provided by investing activities	(30,146,311)	10,447,850

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

Financing Activities
Net increase (decrease) in deposits	52,246,518	(14,610,675)
Repurchase of common stock	(678,092)	—
Proceeds from issuance of common stock	19,295	14,060,646
Proceeds from Federal Home Loan Bank advances	212,500,000	14,000,000
Repayment of Federal Home Loan Bank advances	(250,912,000)	(22,763,152)
Net change in advances from borrowers for taxes and insurance	(137,369)	139,702
Net cash provided by (used in) financing activities	13,038,352	(9,173,479)

Decrease in Cash and Cash Equivalents	(10,496,020)	(5,387,460)
Cash and Cash Equivalents, Beginning of Period	32,347,806	37,735,266
Cash and Cash Equivalents, End of Period	$21,851,786	$32,347,806

Supplemental Cash Flows Information
Interest paid	$1,642,085	$2,612,723
Income taxes paid	455,000	441,193

See Notes to Consolidated Financial Statements

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

On October 14, 2015, the Bank had reorganized into the mutual holding company structure. As part of the reorganization, the Bancorp sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Bancorp's parent mutual holding company.

On December 20, 2019, the Bancorp's shareholders approved a plan of conversion and reorganization, whereby CF Mutual Holding Company and Cincinnati Bancorp would convert and reorganize from the mutual holding company structure to the stock holding company structure. The conversion and reorganization were completed effective January 22, 2020, whereby the Company, a Maryland corporation and successor to the Bancorp, sold a total of 1,652,960 shares of common stock at a price of $10.00 per share in the subscription offering, which included 132,237 shares sold to Cincinnati Federal's Employee Stock Ownership Plan, and issued 1,322,665 shares of common stock in exchange for the outstanding shares of common stock of the Bancorp owned by stockholders other than CF Mutual Holding Company. The exchange ratio for previously held shares of Cincinnati Bancorp was 1.6351 as applied in the conversion offering. References herein to the “Company” include Cincinnati Bancorp, Inc. and Cincinnati Bancorp before completion of the conversion.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Principles of Consolidation

The accompanying condensed consolidated financial statements include Cincinnati Bancorp, Inc. and its wholly-owned subsidiary, Cincinnati Federal, together referred to as “the Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, cash equivalents consisted primarily of due from accounts with the Federal Reserve, Federal Home Loan Bank of Cincinnati and other correspondent banks.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000 per account. At December 31, 2021, the Company held $1,812,000 in various correspondent banks. At December 31, 2021, the Company held $11,233,000 at the Federal Reserve Bank and Federal Home Loan Bank which are not subject to FDIC limits. Management considers the risk of loss to be low based on the quality of the institutions where the funds are maintained.

Interest-bearing Time Deposits in Banks

Interest-bearing deposits in banks are carried at cost.

Debt Securities

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. Net revenue and expenses from operations and changes in the valuation allowance are included in noninterest expense from foreclosed assets. There were no valuation allowances established during 2021 or 2020.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

Employee Stock Ownership Plan (“ESOP”)

The cost of unearned ESOP shares is shown as a reduction of stockholders’ equity. Compensation expense is based on the average fair value of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2021, 47,018 shares have been released to eligible participants in the ESOP and 10,285 shares have been allocated to eligible participants. (See Note 12 – Employee and Director Benefits).

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2018. As of December 31, 2021 and 2020, the Company had no uncertain tax positions.

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

Note 2:   Debt Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of debt securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,844,180	$49,809	$(2,757)	$7,891,232

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,170,519	$46,278	$(2,967)	$5,213,830

There were no sales of available-for-sale debt securities in 2021 and 2020.

Expected maturities on mortgage-backed securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2021 and 2020, the Company’s investments consisted entirely of mortgage-backed securities which are not due at a single maturity date.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Total fair value of investments at December 31, 2021 reported at less than historical cost was $126,007 and was approximately 1.6% of the Company’s investment portfolio. The decline in available-for-sale securities reported at less than historical cost primarily resulted from low market interest rates during 2021. There was $192,587 or approximately 3.7% of the investment portfolio reported at less than historical cost at December 31, 2020.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$12,977	$(48)	$113,030	$(2,709)	$126,007	$(2,757)

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$51,122	$(617)	$141,465	$(2,350)	$192,587	$(2,967)

Note 3:   Loans and Allowance for Loan Losses

Categories of loans at December 31, 2021 and 2020 include:

	December 31,	December 31,
	2021	2020

One to four family mortgage loans - owner occupied	$70,336,846	$72,697,588
One to four family - investment	10,361,388	12,058,824
Multi-family mortgage loans	55,029,111	41,749,223
Nonresidential mortgage loans	41,761,964	29,531,917
Construction and land loans	19,425,025	5,841,415
Real estate secured lines of credit	11,403,262	9,934,387
Commercial loans	299,851	736,979
Other consumer loans	348,386	338,709
Total loans	208,965,833	172,889,042

Less:
Net deferred loan costs	(404,884)	(332,908)
Undisbursed portion of loans	12,156,351	4,881,487
Allowance for loan losses	1,672,545	1,672,545

Net loans	$195,541,821	$166,667,918

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2021 and December 31, 2020:

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

	At or For the Year Ended December 31, 2021
	One- to Four-
	Family Mortgage	One- to Four-			Construction &	Real Estate
	Loans Owner	Family Mortgage	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Loans Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total

Allowance for loan loans:
Balance, beginning of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(131,324)	(48,215)	20,797	19,768	182,393	(20,586)	(16,924)	(5,909)	—
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$266,156	$11,688	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,613,546
Loans:
Ending balance	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Ending balance: Individually evaluated for impairment	$1,154,343	$433,153	$126,451	$—	$—	$54,881	$—	$—	$1,768,828

Ending balance: Collectively evaluated for impairment	$69,182,503	$9,928,235	$54,902,660	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$207,197,005

	At or For the Year Ended December 31, 2020
	One- to Four-
	Family Mortgage	One- to Four-			Construction &	Real Estate
	Loans Owner	Family Mortgage	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Loans Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total

Allowance for loan loans:
Balance, beginning of year	$324,647	$82,219	$524,183	$277,026	$69,457	$105,187	$11,408	$13,418	$1,407,545
Provision (credit) charged to expense	91,757	17,759	146,639	39,306	26,978	(55,851)	5,703	(7,291)	265,000
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545

Ending balance: Individually evaluated for impairment	$20,722	$40,075	$—	$—	$—	$—	$—	$—	$60,797

Ending balance: Collectively evaluated for impairment	$395,682	$59,903	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,611,748
Loans:
Ending balance	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

Ending balance: Individually evaluated for impairment	$1,236,597	$561,660	$210,524	$—	$—	$58,557	$—	$—	$2,067,338

Ending balance: Collectively evaluated for impairment	$71,460,991	$11,497,164	$41,538,699	$29,531,917	$5,841,415	$9,875,830	$736,979	$338,709	$170,821,704

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2021 and 2020:

	December 31, 2021

	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$69,644,317	$10,283,060	$55,029,111	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$208,140,095
Special mention	106,561	78,328	—	—	—	—	—	—	184,889
Substandard	585,968	—	—	—	—	54,881	—	—	640,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

	December 31, 2020

	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$71,930,902	$11,538,993	$41,669,892	$29,063,783	$5,841,415	$9,783,448	$736,979	$338,709	$170,904,121
Special mention	113,516	519,831	—	468,134	—	—	—	—	1,101,481
Substandard	653,170	—	79,331	—	—	150,939	—	—	883,440
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$72,697,588	$12,058,824	$41,749,223	$29,531,917	$5,841,415	$9,934,387	$736,979	$338,709	$172,889,042

The pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and the allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2021.

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2021 and 2020:

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

	December 31, 2021

			90 Days and				Total Loans > 90
	30-59 Days	60-89 Days Past	Greater			Total Loans	Days Past Due
	Past Due	Due	Past Due	Total Past Due	Current	Receivable	& Accruing
One to four-family mortgage loans	$61,602	$34,645	$120,170	$216,417	$70,120,429	$70,336,846	$—
One to four family - investment	—	—	—	—	$10,361,388	10,361,388	—
Multi-family mortgage loans	—	—	—	—	$55,029,111	55,029,111	—
Nonresidential mortgage loans	—	—	—	—	$41,761,964	41,761,964	—
Construction & land loans	—	—	—	—	$19,425,025	19,425,025	—
Real estate secured lines of credit	—	—	—	—	$11,403,262	11,403,262	—
Commercial loans	—	—	—	—	$299,851	299,851	—
Other consumer loans	—	—	—	—	348,386	348,386	—

Total	$61,602	$34,645	$120,170	$216,417	$208,749,416	$208,965,833	$—

	December 31, 2020

			90 Days and				Total Loans > 90
	30-59 Days	60-89 Days Past	Greater Past			Total Loans	Days Past Due
	Past Due	Due	Due	Total Past Due	Current	Receivable	& Accruing
One to four-family mortgage loans	$96,826	$127,616	$173,877	$398,319	$72,299,269	$72,697,588	$—
One to four family - investment	—	—	—	—	12,058,824	12,058,824	—
Multi-family mortgage loans	—	—	—	—	41,749,223	41,749,223	—
Nonresidential mortgage loans	—	—	—	—	29,531,917	29,531,917	—
Construction & land loans	—	—	—	—	5,841,415	5,841,415	—
Real estate secured lines of credit	—	—	—	—	9,934,387	9,934,387	—
Commercial loans	—	—	—	—	736,979	736,979	—
Other consumer loans	—	—	—	—	338,709	338,709	—

Total	$96,826	$127,616	$173,877	$398,319	$172,490,723	$172,889,042	$—

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The following tables present impaired loans at and for the years ended December 31, 2021 and 2020:

	December 31, 2021
		Unpaid
	Recorded	Principal	Specific	Average Investment	Interest Income
	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,148,015	$1,148,015	$—	$1,162,455	$49,247
One- to four-family - investment	231,387	231,387	—	266,054	11,559
Multi-family mortgage loans	126,451	126,451	—	128,666	5,806
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	54,881	54,881	—	56,694	3,967
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	6,328	25,252	18,924	26,031	920
One- to four-family - investment	201,766	241,841	40,075	245,350	10,422
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$1,768,828	$1,827,827	$58,999	$1,885,250	$81,921

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

	December 31, 2020
		Unpaid
	Recorded	Principal	Specific	Average Investment	Interest Income
	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,177,459	$1,177,459	$—	$1,190,698	$52,684
One- to four-family - investment	352,514	352,514	—	362,021	19,387
Multi-family mortgage loans	210,524	210,524	—	330,855	22,817
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	58,557	58,557	—	60,115	4,087
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	59,138	79,860	20,722	80,701	1,689
One- to four-family - investment	209,146	249,221	40,075	252,341	11,794
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$2,067,338	$2,128,135	$60,797	$2,276,731	$112,458

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2021 and 2020. This table excludes accruing TDRs, which totaled $990,000 and $1,143,000 at December 31, 2021 and 2020, respectively.

	December 31,	December 31,
	2021	2020

One- to four-family mortgage loans	$120,170	$173,877
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$120,170	$173,877

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

There were no newly classified TDRs at December 31, 2021. The following table presents the newly classified TDRs at December 31, 2020:

December 31, 2020
Pre-
Modification
	Number of	Recorded	Post-Modification
	Loans	Balance	Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	1	$82,561	$82,561
Residential 1-4 family - investment	—	—	—
Multifamily	—	—	—
Nonresidential mortgage loans	—	—	—
Construction & land loans	—	—	—
Construction & land loans	—	—	—
Real estate secured lines of credit	—	—	—
Commercial loans	—	—	—
Consumer loans	—	—	—

	1	$82,561	$82,561

Newly restructured loans by type of modification are as follows at December 31, 2020:

December 31, 2020
Total
	Interest Only	Term	Combination	Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$82,561	$—	$—	$82,561
Residential 1-4 family -investment	—	—	—	—
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial loans	—	—	—	—
Consumer loans	—	—	—	—

	$82,561	$—	$—	$82,561

The Company had no loans that were modified as TDRs and that were impaired.

The Company had no TDRs modified during the years ended December 31, 2021 and 2020 that subsequently defaulted.

As of December 31, 2021, borrowers with loans designated as TDRs and totaling $864,000 of residential real estate loans and $126,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria includes a minimum of six consecutive months of payment performance under existing or modified terms.

As of December 31, 2020, borrowers with loans designated as TDRs and totaling $932,000 of residential real estate loans and $211,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria includes a minimum of six consecutive months of payment performance under existing or modified terms.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

There were no foreclosed real estate properties at December 31, 2021 and 2020. There was one consumer mortgage loan in process of foreclosure at December 31, 2021 with a net loan balance of $65,500.

Note 4:   Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2021	2020

Land	$720,971	$720,971
Buildings and improvements	4,808,309	4,649,005
Furniture and equipment	1,206,942	1,131,050
	6,736,222	6,501,026
Less accumulated depreciation	(3,247,400)	(3,013,200)

Net premises and equipment	$3,488,822	$3,487,826

Depreciation expense was $234,201 and $220,756 for the years ended December 31, 2021 and 2020, respectively.

Note 5:   Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $282,021,641 and $230,156,936 at December 31, 2021 and 2020, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2021 and 2020:

	2021	2020

Fair value as of the beginning of the period	$2,025,323	$1,213,815
Recognition of mortgage servicing rights on the sale of loans	941,129	1,460,328
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model and loan payments received on loan balances	(735,701)	(648,820)

Fair value at the end of the period	$2,230,751	$2,025,323

Contractually specified servicing fees were approximately $651,000 and $348,000 for the years ended December 31, 2021 and 2020, respectively.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Certain loan sale transactions with the FHLB provide for establishment of an LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled approximately $4,092,000 and $3,437,000 at December 31, 2021 and 2020, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled approximately $2,287,000 and $1,947,000 at December 31, 2021 and 2020, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2021 of $16.8 million.

Note 6:   Time Deposits

Time deposits in denominations of $250,000 or more were approximately $7.6 million and $2.6 million at December 31, 2021 and 2020, respectively. Deposit accounts in excess of $250,000 are not insured by the FDIC. At December 31, 2021, approximately $40.9 million of our certificates of deposit had been obtained through the National CD Rateline program.

At December 31, 2021 and 2020, the scheduled maturities of time deposits were as follows:

	2021	2020

One year or less	$31,068,958	$35,131,024
Over one year to two years	23,491,368	14,359,679
Over two years to three years	19,101,494	5,507,330
Over three years to four years	7,365,269	4,077,670
Over four years to five years	1,904,092	2,922,656
Thereafter	206,574	206,427

	$83,137,755	$62,204,786

Interest expense during the years ended December 31, 2021 and 2020 for each major category of deposits was as follows:

	2021	2020

Deposit Type:

Savings	$112,374	$115,409
Interest Bearing Demand	45,575	61,269
Certificates of Deposit	870,571	1,477,240

Total Deposit Interest Expense	$1,028,520	$1,653,918

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 7:   Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling approximately $89,916,000 and $91,040,000 and the Company’s investment in FHLB stock at December 31, 2021 and 2020, respectively. Advances are subject to restrictions or penalties in the event of prepayment.

The Company had no outstanding FHLB advances at December 31, 2021. During the year ended December 31, 2021 the Company repaid all FHLB advances totaling $38.4 million and incurred prepayment penalties of $766,671. FHLB letters of credit were obtained in lieu of pledging securities to secure certain public fund deposits that are over the FDIC insurance limit. At December 31, 2021, FHLB letters of credit in the amount of $25.0 million were collateral for these deposits. The Company had no letters of credit with the FHLB at December 31, 2020.

The Company had capacity to borrow approximately an additional $44.7 million from the FHLB-Cincinnati based on its collateral capacity at December 31, 2021. The Company also had $11.5 million available on lines of credit with three commercial banks. No amount was outstanding on these lines at December 31, 2021.

Note: 8   Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2021 and 2020.

	2021	2020

Taxes currently payable	$245,843	$768,496
Deferred income taxes	202,338	51,470

Income tax expense	$448,181	$819,966

	2021	2020

Computed at the statutory rate	$440,312	$834,894
Increase (decrease) resulting from:
Bank-owned life insurance	(17,658)	(18,027)
Other	25,527	3,099

Actual tax expense	$448,181	$819,966

A reconciliation between the statutory income tax and the Company’s effective rate follows:

	2021	2020

Computed at the statutory rate	21.00%	21.00%
Increase (decrease) resulting from:
Bank-owned life insurance	(0.84)%	(0.45)%
Other	1.22%	0.07%

Effective tax rate	21.38%	20.62%

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2021 and 2020 were:

	2021	2020

Deferred tax assets
Allowance for loan losses	$338,304	$333,573
Loans held for sale	39,718	72,541
Operating lease right of use liability	29,564	37,879
Directors’ Retirement Plan	146,222	126,323
Net operating loss	171,197	178,467
Other	2,117	43,562
	727,122	792,345
Deferred tax liabilities
Deferred loan costs	(85,026)	(69,911)
Prepaid penalties on FHLB advances	—	—
Dividends on FHLB stock	(332,211)	(332,211)
Mortgage servicing rights	(468,458)	(425,318)
FHLB lender risk account receivable	(480,205)	(408,927)
Depreciation	(261,251)	(248,975)
Operating lease right of use asset	(29,564)	(37,879)
Unrealized gains on available-for-sale securities	(9,881)	(9,095)
Fair value mortgage banking derivative net assets	(25,250)	(74,266)
Other	(106,719)	(72,416)
	(1,798,565)	(1,678,998)

Valuation allowance	(19,322)	(19,322)
Net deferred tax liability	$(1,090,765)	$(905,975)

Retained earnings at both December 31, 2021 and 2020, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $160,900 at both December 31, 2021 and 2020.

As of December 31, 2020, the Company has net operating loss carryforwards of approximately $575,000 which expire between 2028 and 2036 and $240,000 with no expiration. A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not an amount will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances is included in income tax expense in the period they are identified. At December 31, 2021, the Company has a valuation allowance of $19,322 to reduce deferred tax assets to the amount that is more likely than not to be realized under Code Section 382 limitations.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 9: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in stockholders’ equity, are as follows:

	December 31,	December 31,
	2021	2020

Net unrealized gains on available for sale securities	$37,171	$43,311

Directors’ retirement plan	(432,667)	(413,407)
	(395,496)	(370,096)

Tax benefit	(61,193)	(78,082)

Net of tax amount	$(334,303)	$(292,014)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2021 and 2020, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at December 31, 2021.

As of December 31, 2021, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The Bank’s actual and required capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of December 31, 2021:

Total risk-based capital (to risk-weighted assets)	$38,714	20.0%	$15,474	8.0%	$19,343	10.0%

Tier I capital (to risk-weighted assets)	37,041	19.2%	11,606	6.0%	15,474	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,041	19.2%	8,704	4.5%	12,573	6.5%

Tier I capital (to adjusted average total assets)	37,041	14.7%	10,106	4.0%	12,633	5.0%

As of December 31, 2020:

Total risk-based capital (to risk-weighted assets)	$36,465	22.0%	$13,272	8.0%	$16,590	10.0%

Tier I capital (to risk-weighted assets)	34,792	21.0%	9,954	6.0%	13,272	8.0%

Common Equity Tier I capital (to risk-weighted assets)	34,792	21.0%	7,465	4.5%	10,783	6.5%

Tier I capital (to adjusted average total assets)	34,792	14.8%	9,415	4.0%	11,769	5.0%

Note 11: Related Party Transactions

At December 31, 2021 and 2020, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2021	2020

Beginning balance	$761,280	$821,388
New loans	—	—
Repayments	163,225	60,108
Ending balances	$598,055	$761,280

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2021 and 2020 totaled $3.1 million and $3.1 million, respectively.

Note 12: Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan charged to employee benefit expense were approximately $216,000 and $197,000 for the years ended December 31, 2021 and 2020, respectively.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

In connection with the conversion to the mutual holding company, Cincinnati Bancorp, established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from Cincinnati Bancorp in an amount sufficient to purchase 67,397 shares (approximately 3.92% of the common stock sold in the initial stock offering). In the second-step stock offering completed January 22, 2020, the ESOP borrowed funds from Cincinnati Bancorp, Inc. and purchased 132,237 shares (approximately 8.0% of the common stock sold in the second-step offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 20 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $141,573 and $97,048 for the years ended December 31, 2021 and 2020, respectively.

A summary of the ESOP shares as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020

Shares released to participants	47,018	36,733
Shares allocated to participants	10,285	10,285
Unreleased shares	184,922	195,207
Total	242,225	242,225

Fair value of unreleased shares	$2,681,369	$2,252,689

In addition, the Company provides post-retirement benefits to directors of the Company. The Company accounts for the policies in accordance with ASC 715-60 Defined Benefit Plans, which requires companies to recognize a liability and related compensation costs that provide a benefit to a director extending to post-retirement periods. The liability is recognized based on the substantive agreement with the director.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2021	2020

Change in benefit obligation:
Beginning of year	$612,884	$559,295
Service cost	14,312	12,389
Interest cost	15,564	18,860
Loss/(gain)	—	97,340
Service cost adjustment	68,535	—
Benefits paid	(15,000)	(75,000)

End of year	$696,295	$612,884

Amounts recognized in accumulated other comprehensive loss not yet recognized as components of net periodic benefit cost consist of:

	2021	2020

Prior service cost	$25,280	$25,280
Net loss	$18,567	$13,522

The accumulated benefit obligation for the benefit plan was $696,295 and $612,884 at December 31, 2021 and 2020, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $16,456.

	2021	2020

Components of net periodic benefit cost:
Service cost	$14,312	$12,389
Interest Cost	15,564	18,860
(Gain)/loss recognized	18,567	8,866
Prior service cost	25,280	25,280

	$73,723	$65,395

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The retiree accrued liability expected to be reversed from the plan as of December 31, 2021 and December 31, 2020 is as follows:

	2021	2020

One year or less	$15,000	$15,000
Over one year to two years	15,000	15,000
Over two years to three years	15,000	15,000
Over three years to four years	15,000	15,000
Over four years to five years	15,000	15,000
Thereafter	180,000	165,000

	$255,000	$240,000

Significant assumptions for the benefit plan liability include the following as of December 31, 2021 and 2020:

	2021	2020

Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	2.32%	3.08%

Note 13: Operating Lease Income

The Company had no operating leases as of December 31, 2021. The Company had one operating lease where it acted as lessor of office space at December 31, 2020. The subject office space was a branch location for an unaffiliated bank. The lessee notified the Company that the branch would be relocating within their banking system. The lease was set to expire in November 2021 with three additional renewal options for five years each. The Company occupied the vacated bank branch and has operated a full-service branch facility since June 2021. Rental income from the lease including an early termination penalty was approximately $46,600 for the year ended December 31, 2021. Rental income from the leases was approximately $77,800 for the year ended December 31, 2020.

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Recurring Measurements

The following tables present the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

	Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,891,232	$—	$7,891,232	$—
Mortgage servicing rights	2,230,751	—	—	2,230,751
Interest rate lock commitments (included in other assets)	60,441	—		60,441
Interest rate lock commitments (included in other liabilities)	(7,640)	—	—	(7,640)
Forward sale commitments (included in other assets)	90,814	—	90,814	—
Forward sale commitments (included in other liabilities)	(23,378)	—	(23,378)	—

December 31, 2020:
Mortgage-backed securities of government sponsored entities	$5,213,830	$—	$5,213,830	$—
Mortgage servicing rights	2,025,323	—	—	2,025,323
Interest rate lock commitments (included in other assets)	498,644	—	—	498,644
Interest rate lock commitments (included in other liabilities)	—	—	—	—
Forward sale commitments (included in other assets)	—	—	—	—
Forward sale commitments (included in other liabilities)	(144,995)	—	(144,995)	—

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

Derivative – Interest Rate Lock Commitments

The fair value of the interest rate lock commitments is based on the investor prices for the underlying loans or current secondary market prices for loans with similar characteristics plus the expected value of expected servicing assets less estimated costs to originate the loans and adjusted for the anticipated funding probability (pull-through rate).

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

Derivative – Forward Sale Commitments

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The table below provides information on the Company’s derivative financial instruments as of December 31, 2021 and December 31, 2020:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

December 31, 2021
Interest rate lock commitments	$8,725,795	$60,441	$7,640
Forward sale commitments	16,842,514	90,814	23,378

	$25,568,309	$151,255	$31,018

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

December 31, 2020
Interest rate lock commitments	$19,613,510	$498,644	$—
Forward sale commitments	32,953,442	—	144,995

	$52,566,952	$498,644	$144,995

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of income for the year ended December 31, 2021 is as follows:

	2021	2020

Interest rate lock commitments	$(445,842)	$498,644
Forward sale commitments	212,430	(144,995)

Unrealized gains (losses) recognized in earnings	$(233,412)	$353,649

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

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative interest rate lock commitments.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Nonrecurring Measurements

The following table presents the fair value of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2021 and 2020:

Fair Value Measurements Using
Quoted
Prices in
Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2021:

Collateral-dependent impaired loans	$120,170	$—	$—	$120,170

December 31, 2020

Collateral-dependent impaired loans	$173,877	$—	$—	$173,877

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2021 and 2020:

		Valuation	Unobservable	Range
	Fair Value	Technique	Inputs	(Weighted Average)
December 31, 2021:
Mortgage servicing rights	$2,230,751	Discounted cash flow	Discount rate PSA prepayment speeds	10% (274%-473%) 341%
Interest rate lock and mandatory commitments (assets)	$151,255	Secondary market prices	Pull-through rate	(70%-100%) 80%
Interest rate lock and mandatory commitments (liabilities)	$(31,018)	Secondary market prices	Pull-through rate	(70%-100%) 80%
Impaired loans (collateral dependent)	$120,170	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2020:
Mortgage servicing rights	$2,025,323	Discounted cash flow	Discount rate PSA prepayment speeds	10% (177%-565%) 296%
Interest rate lock and mandatory commitments	$498,644	Secondary market prices	Pull-through rate	(70%-100%) 85%
Interest rate lock and mandatory commitments (liabilities)	$(144,995)	Secondary market prices	Pull-through rate	(70%-100%) 85%
Impaired loans (collateral dependent)	$173,877	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

The following table presents estimated fair values of the Company’s financial instruments carried at cost at December 31, 2021 and 2020:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$21,851,786	$21,851,786	$—	$—
Loans held for sale	8,121,375	—	8,316,473	—
Loans, net of allowance for loan losses	195,541,821	—	—	193,058,440
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	577,002	—	577,002	—
Federal Home Loan Bank lender risk account receivable	2,286,690	—	—	2,413,880

Financial Liabilities:
Deposits	204,453,561	121,315,806	83,215,894	—
Advances from borrowers for taxes and insurance	1,808,971	—	1,808,971	—
Interest payable	24	—	24	—

December 31, 2020:
Financial Assets:
Cash and cash equivalents	$32,347,806	$32,347,806	$—	$—
Interest-bearing time deposits	3,000,000	—	3,000,000	—
Loans held for sale	13,345,370	—	13,690,802	—
Loans, net of allowance for loan losses	166,667,918	—	—	165,251,240
Federal Home Loan Bank stock	2,801,800	—	2,801,800	—
Interest receivable	520,775	—	520,775	—
Federal Home Loan Bank lender risk account receivable	1,947,271	—	—	2,157,661

Financial Liabilities:
Deposits	152,207,043	90,002,257	63,577,288	—
Federal Home Loan Bank advances	38,412,000	—	39,718,400	—
Advances from borrowers for taxes and insurance	1,946,340	—	1,946,340	—
Interest payable	73,585	—	73,585	—

Note 15: Commitments and Credit Risk

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

The dollar amount of commitments to fund fixed rate loans at December 31, 2021 and 2020 follows:

	December 31,		December 31,
	2021		2020

		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$15,298,287	2.50% - 4.125%	$28,451,835	2.25% - 3.25%

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

Loan commitments outstanding at December 31, 2021 and 2020 were composed of the following:

	December 31,	December 31,
	2021	2020

Commitments to originate loans for portfolio	$3,405,020	$189,200
Forward sale commitments	23,415,006	41,791,767
Lines of credit	20,881,558	19,826,038

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 16: Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. The computations are as follows for December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020

Net income	$1,648,544	$3,155,721
Less allocation of net income to participating securities	31,242	28,869
Net income allocated to common shareholders	1,617,302	3,126,852

Shares outstanding for basic earnings per share:
Weighted-average shares issued	3,007,615	2,970,211
Less: Average unearned ESOP shares and unvested restricted stock	265,727	220,522
Weighted-average shares outstanding - basic	2,741,888	2,749,689

Basic earnings per common share	$0.59	$1.14

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,741,888	2,749,689
Stock options	69,488	39,657
Weighted-average shares outstanding - diluted	2,811,376	2,789,346
Diluted earnings per share	$0.58	$1.12

Options for 165,206 shares were not included in the calculation of diluted weighted-average shares outstanding for the year ended December 31, 2021, because the exercise prices were greater than the average market price of the shares.

Note 17: Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorized the issuance or delivery to participants of up to 192,844 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 137,746 (as adjusted) shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 55,098 (as adjusted) shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

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

December 31, 2021 and 2020

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

2021

Volatility	20%
Weighted-average volatility	20%
Expected dividends	—
Expected term (in years)	10
Risk-free rate	1.62%

Activity in the stock option plans was as follows for the years ended December 31, 2021 and 2020:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
December 31, 2021:
Outstanding, beginning of year	134,328	$6.34	6.87	$698,506
Granted	166,608	$13.93
Exercised	(3,304)	$5.84
Forfeited	(1,290)	$6.94

Outstanding, end of year	296,342	$10.64	7.90	$1,144,637

Exercisable, end of year	92,895	$6.06	5.67	$784,036

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
December 31, 2020
Outstanding, beginning of period	126,634	$6.07	7.66	$528,573
Granted	11,000	$9.38
Exercised	—	—
Forfeited	(3,306)	$5.84

Outstanding, end of period	134,328	$6.34	6.87	$698,506

Exercisable, end of period	70,726	$5.92	6.56	$397,480

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

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

A summary of the status of the Company’s nonvested shares as of December 31, 2021, and changes during the period then ended, is presented below:

	Shares	Weighted average grant-date fair value
Nonvested, beginning of period	22,482	$6.31
Granted	66,000	13.94
Vested	(10,843)	6.03
Forfeited	—	—
Nonvested, end of period	77,639	$12.83

Total compensation expense recognized in the income statement for share-based payment arrangements was $306,716 and $110,416 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, there was approximately $1,547,600 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.3 years.

Note 18: Multiemployer Defined Benefit Plan

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

The funded status (market value divided by funding target) of the plan at June 30, 2021 and 2020 was 88.66% and 85.68%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $253,198,886 and $138,321,604 for the plan years ended June 30, 2020 and June 30, 2019. Cincinnati Federal’s contribution to the Pentegra DB Plan for the fiscal year ending December 31, 2021 are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ended June 30, 2020.

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Accounting Standards Update 2011-09 requires the use of the most recently available annual return (Form 5500) to determine if an employer’s contributions represent more than 5% of total contributions to the Pentegra DB Plan. The 2019 Form 5500 is the most recently available annual report. The Schedule SB contains the total contributions to the Pentegra DB Plan for the year ending June 30, 2020. Cincinnati Federal’s contributions to the plan were $70,769 and $107,772 for the years ending December 31, 2021 and 2020, respectively.

	Employer	Company		FIP/RP Status
Plan	Identification	Contributions		Pending/	Expiration of Collective
Name	Number	2021	2020	Implemented	Bargaining Agreement
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888/333	$70,769	$107,772	No	Not applicable

Note 19: Recent Accounting Pronouncements

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

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 20: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

	Condensed Balance Sheet
	2021	2020
Assets

Cash and due from banks	$5,671,762	$6,449,777
Investment in bank subsidiary	36,860,287	34,676,167
Other assets	367,669	378,027

Total assets	$42,899,718	$41,503,971

Stockholders’ Equity	42,899,718	41,503,971

Total stockholders' equity	$42,899,718	$41,503,971

Condensed Statements of Income and Comprehensive Income

	2021	2020

Dividend Income	$—	$—

Other noninterest expenses	342,982	316,466

Total noninterest expense	342,982	316,466

Income (loss) before federal income tax benefits and equity in undistributed income of the subsidiary	(342,982)	(316,466)

Federal income tax benefits	72,027	66,456

Equity in undistributed income of subsidiary	1,919,499	3,405,731

Net Income	$1,648,544	$3,155,721

Comprehensive Income	$1,606,255	$3,154,696

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Condensed Statement of Cash Flows

	2021	2020
Operating Activities

Net Income	$1,648,544	$3,155,721

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(1,919,499)	(3,405,731)
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	10,363	(152,505)

Net cash (used in) operating activities	(260,592)	(402,515)

Investing Activities

Repayment on ESOP note	141,374	—
Proceeds from second step stock issuance downstreamed to bank	—	(7,667,532)
Net cash provided by (used in) investing activities	141,374	(7,667,532)

Financing Activities

Repurchase of common stock	(678,092)	—
Issuance of common stock	19,295	14,060,646

Net cash provided by (used in) financing activities	(658,797)	14,060,646

Net change in cash and due from banks	(778,015)	5,990,599

Cash and due from banks at beginning of year	6,449,777	459,178

Cash and due from banks at end of year	$5,671,762	$6,449,777

Cincinnati Bancorp, Inc.

Notes to the Consolidated Financial Statements

December 31, 2021 and 2020

Note 21: Impact of COVID-19 on Cincinnati Bancorp, Inc.

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

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended until January 1, 2022, allows a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR).

The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2021, the Company had no loans that were modified under the CARES Act guidance, that remain on modified terms.  The Company modified other loans under the guidance that have since returned to normal repayment status as of December 31, 2021.