Form 10-Q
period 2022-03-31
Cincinnati Bancorp, Inc.
filed 2022-05-16
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of outstanding shares of the registrant’s common stock as of May 10, 2022 was 2,967,875.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.     Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

March 31, 2022 (Unaudited) and December 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$2,295,219	$2,505,136
Interest-bearing demand deposits in banks	14,865,455	12,831,650
Federal funds sold	1,841,000	6,515,000

Cash and cash equivalents	19,001,674	21,851,786

Available-for-sale debt securities	7,497,947	7,891,232
Loans held for sale	4,722,177	8,121,375
Loans, net of allowance for loan losses of $1,693,545 and $1,672,545, respectively	206,095,533	195,541,821
Premises and equipment, net	3,438,913	3,488,822
Federal Home Loan Bank stock	4,149,300	4,149,300
Foreclosed assets held for sale	7,318	—
Interest receivable	589,414	577,002
Mortgage servicing rights	2,399,905	2,230,751
Federal Home Loan Bank lender risk account receivable	2,258,413	2,286,690
Bank-owned life insurance	4,276,972	4,256,570
Other assets	1,369,741	1,068,690

Total assets	$255,807,307	$251,464,039

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$46,110,005	$45,787,848
Savings	78,678,922	75,527,958
Certificates of deposit	84,091,368	83,137,755
Total deposits	208,880,295	204,453,561

Advances from borrowers for taxes and insurance	1,147,440	1,808,971
Interest payable	1,776	24
Directors deferred compensation	700,409	696,295
Deferred tax liabilities	1,099,938	1,090,765
Other liabilities	712,201	514,705

Total liabilities	212,542,059	208,564,321

Commitments and Contingent Liabilities	—	—

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 3,044,839; outstanding 2,993,972 at March 31, 2022 and 2,930,550 at December 31, 2021	29,250	29,275
Additional paid-in capital	23,040,454	22,953,608
Unearned ESOP shares	(1,545,097)	(1,570,810)
Retained earnings - substantially restricted	22,170,767	21,821,948
Accumulated other comprehensive loss	(430,126)	(334,303)

Total stockholders' equity	43,265,248	42,899,718

Total liabilities and stockholders' equity	$255,807,307	$251,464,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Unaudited)
Interest and Dividend Income
Loans, including fees	$1,990,727	$1,880,907
Securities	14,963	21,385
Dividends on Federal Home Loan Bank stock and other	24,158	14,086
Total interest and dividend income	2,029,848	1,916,378

Interest Expense
Deposits	192,255	292,277
Federal Home Loan Bank advances	1,338	207,660
Total interest expense	193,593	499,937

Net Interest Income	1,836,255	1,416,441

Provision for Loan Losses	21,000	—

Net Interest Income After Provision for Loan Losses	1,815,255	1,416,441

Noninterest Income
Gain on sales of loans	947,284	2,857,267
Mortgage servicing fees	271,565	86,143
Mortgage derivative income	92,573	304,695
Other	289,332	297,003
Total noninterest income	1,600,754	3,545,108

Noninterest Expense
Salaries and employee benefits	1,873,961	2,195,061
Occupancy and equipment	181,405	196,364
Directors compensation	42,250	42,250
Data processing	211,486	214,908
Professional fees	97,343	91,802
Franchise tax	74,050	69,802
Deposit insurance premiums	16,084	14,839
Advertising	87,698	37,114
Software licenses	42,819	26,763
Loan costs	120,712	213,423
Other	221,193	186,391
Total noninterest expense	2,969,001	3,288,717

Income Before Income Taxes	447,008	1,672,832

Provision for Income Taxes	98,189	350,320

Net Income	$348,819	$1,322,512

Earnings per common share - basic	$0.12	$0.48
Earnings per common share - diluted	$0.12	$0.47
Weighted-average shares outstanding - basic	2,727,635	2,752,815
Weighted-average shares outstanding - diluted	2,814,427	2,815,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	Three Months Ended March 31,
	2022	2021

	(Unaudited)

Net Income	$348,819	$1,322,512

Other Comprehensive Loss:
Net unrealized gains (losses) on available-for-sale securities	(166,146)	27,522
Tax (expense) benefit	34,890	(5,780)
Changes in directors' retirement plan prior service costs	7,298	(52,145)
Tax (expense) benefit	28,135	(19,078)
Other comprehensive loss	(95,823)	(49,481)

Comprehensive Income	$252,996	$1,273,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2022 and 2021 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months ended March 31, 2022 (unaudited)

Balance, January 1, 2022	$29,275	$22,953,608	$(1,570,810)	$21,821,948	$(334,303)	$42,899,718

ESOP shares earned	—	12,882	25,713	—	—	38,595

Stock-based compensation expense	—	111,133	—	—	—	111,133

Net income	—	—	—	348,819	—	348,819

Repurchase of common stock	(25)	(37,169)	—	—	—	(37,194)

Other comprehensive loss	—	—	—	—	(95,823)	(95,823)

Balance, March 31, 2022	$29,250	$23,040,454	$(1,545,097)	$22,170,767	$(430,126)	$43,265,248

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months ended March 31, 2021 (unaudited)

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	—	5,991	25,713	—	—	31,704

Stock-based compensation expense	—	28,535	—	—	—	28,535

Net income	—	—	—	1,322,512	—	1,322,512

Repurchase of common stock	—	(35,561)	—	—	—	(35,561)

Other comprehensive loss	—	—	—	—	(49,481)	(49,481)

Balance, March 31, 2021	$29,756	$23,265,450	$(1,647,947)	$21,495,916	$(341,495)	$42,801,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021 (Unaudited)

	2022	2021

	(Unaudited)
Operating Activities
Net income	$348,819	$1,322,512
Items not requiring (providing) cash:
Depreciation and amortization	58,510	56,341
Provision for loan losses	21,000	—
Amortization of premiums and discounts on securities, net	1,791	2,994
Change in deferred income taxes	353,781	122,268
Gain on sale of loans	(947,284)	(2,857,267)
Impairment of foreclosed assets held for sale	60,000	—
Proceeds from the sale of loans held for sale	35,578,631	93,566,611
Origination of loans held for sale	(31,232,149)	(89,339,139)
Mortgage servicing rights	(169,154)	(308,550)
Earnings on cash surrender value of bank-owned life insurance	(20,402)	(20,537)
Stock-based compensation expense	111,133	28,535
ESOP shares earned	38,595	31,704
Changes in:
Interest receivable	(12,412)	(7,822)
Federal Home Loan Bank lender risk account receivable	28,277	37,590
Derivative assets	(195,348)	(203,594)
Other assets	(105,703)	(140,065)
Interest payable	1,752	(633)
Derivative liabilities	102,775	(101,100)
Other liabilities	(175,451)	(473,731)
Net cash provided by operating activities	3,847,161	1,716,117

Investing Activities
Net change in interest-bearing deposits	—	1,000,000
Proceeds from maturities of available-for-sale debt securities	225,349	529,483
Purchase of available for sale debt securities	—	(5,034,375)
Purchase of Federal Home Loan Bank stock	—	(220,700)
Net change in loans	(10,642,030)	(5,885,096)
Purchase of premises and equipment	(8,601)	(37,130)
Net cash used in investing activities	(10,425,282)	(9,647,818)

Financing Activities
Net increase in deposits	4,426,734	3,196,134
Repurchase of common stock	(37,194)	(35,561)
Proceeds from Federal Home Loan Bank advances	15,000,000	—
Repayment of Federal Home Loan Bank advances	(15,000,000)	—
Net change in advances from borrowers for taxes and insurance	(661,531)	(543,309)
Net cash provided by financing activities	3,728,009	2,617,264

Decrease in Cash and Cash Equivalents	(2,850,112)	(5,314,437)
Cash and Cash Equivalents, Beginning of Period	21,851,786	32,347,806
Cash and Cash Equivalents, End of Period	$19,001,674	$27,033,369

Supplemental Cash Flows Information
Interest paid	$191,841	$500,570
Income taxes paid	255,000	441,193

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of March 31, 2022, and for the three months ended March 31, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

The accompanying condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three months ended March 31, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

NOTE 2:        Debt Securities

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

March 31, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$7,617,041	$13,543	$(132,637)	$7,497,947

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,844,180	$49,809	$(2,757)	$7,891,232

The Company had no sales of investment securities during the three month period ended March 31, 2022 or 2021. The Company had not pledged any of its investment securities as of March 31, 2022 or December 31, 2021.

The amortized cost and fair value of available-for-sale securities at March 31, 2022 and December 31, 2021, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2022 and December 31, 2021 was $4,575,681 and $126,007, respectively, which was approximately 61.0% and 1.6%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at March 31, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$4,452,618	$(129,181)	$123,063	$(3,456)	$4,575,681	$(132,637)

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$12,977	$(48)	$113,030	$(2,709)	$126,007	$(2,757)

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:       Loans and Allowance for Loan Losses

Categories of loans at March 31, 2022 and December 31, 2021 include:

	March 31,	December 31,
	2022	2021
	(Unaudited)

One to four family mortgage loans - owner occupied	$74,394,376	$70,336,846
One to four family - investment	11,276,726	10,361,388
Multi-family mortgage loans	57,574,159	55,029,111
Nonresidential mortgage loans	48,677,801	41,761,964
Construction and land loans	20,191,815	19,425,025
Real estate secured lines of credit	12,017,778	11,403,262
Commercial loans	284,992	299,851
Other consumer loans	336,022	348,386
Total loans	224,753,669	208,965,833

Less:
Net deferred loan costs	(435,453)	(404,884)
Undisbursed portion of loans	17,400,044	12,156,351
Allowance for loan losses	1,693,545	1,672,545

Net loans	$206,095,533	$195,541,821

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2022 and 2021 and the year ended December 31, 2021:

	At or For the Three Months Ended March 31, 2022 (Unaudited)
	One- to Four-					Real Estate
	Family Mortgage	One- to Four-Family	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Mortgage Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545
Provision (credit) charged to expense	(67,501)	420	24,724	51,307	11,666	464	(38)	(42)	21,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$217,579	$52,183	$716,343	$387,407	$290,494	$29,214	$149	$176	$1,693,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$198,655	$12,108	$716,343	$387,407	$290,494	$29,214	$149	$176	$1,634,546
Loans:
Ending balance	$74,394,376	$11,276,726	$57,574,159	$48,677,801	$20,191,815	$12,017,778	$284,992	$336,022	$224,753,669

Ending balance: Individually evaluated for impairment	$1,081,666	$427,856	$125,000	$—	$—	$53,951	$—	$—	$1,688,473

Ending balance: Collectively evaluated for impairment	$73,312,710	$10,848,870	$57,449,159	$48,677,801	$20,191,815	$11,963,827	$284,992	$336,022	$223,065,196

	At or For the Three Months Ended March 31, 2021 (Unaudited)
	One- to Four-					Real Estate
	Family Mortgage	One- to Four-Family	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Mortgage Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(53,836)	21,542	9,310	(22,520)	63,768	(12,400)	(5,434)	(430)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$362,568	$121,520	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,672,545

Ending balance: Individually evaluated for impairment	$61,431	$54,071	$—	$—	$—	$—	$—	$—	$115,502

Ending balance: Collectively evaluated for impairment	$301,137	$67,449	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,557,043

	At or For the Year Ended December 31, 2021

	One- to Four-					Real Estate
	Family Mortgage	One- to Four-Family	Multi-Family	Nonresidential	Construction	Secured		Other
	Loans Owner	Mortgage Loans	Mortgage	Mortgage	& Land	Lines of	Commercial	Consumer
	Occupied	Investment	Loans	Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan loans:
Balance, beginning of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(131,324)	(48,215)	20,797	19,768	182,393	(20,586)	(16,924)	(5,909)	—
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$266,156	$11,688	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,613,546
Loans:
Ending balance	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Ending balance: Individually evaluated for impairment	$1,154,343	$433,153	$126,451	$—	$—	$54,881	$—	$—	$1,768,828

Ending balance: Collectively evaluated for impairment	$69,182,503	$9,928,235	$54,902,660	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$207,197,005

The Company has adopted a standard grading system for all loans.

Definitions are as follows:

Prime (1) loans are of superior quality with excellent credit strength and repayment ability proving a nominal credit risk.

Good (2) loans are of above average credit strength and repayment ability proving only a minimal credit risk.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$73,771,279	$11,203,305	$57,574,159	$48,677,801	$20,191,815	$11,963,827	$284,992	$336,022	$224,003,200
Special mention	189,248	73,421	—	—	—	4,637	—	—	267,306
Substandard	433,849	—	—	—	—	49,314	—	—	483,163
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$74,394,376	$11,276,726	$57,574,159	$48,677,801	$20,191,815	$12,017,778	$284,992	$336,022	$224,753,669

	December 31, 2021
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$69,644,317	$10,283,060	$55,029,111	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$208,140,095
Special mention	106,561	78,328	—	—	—	—	—	—	184,889
Substandard	585,968	—	—	—	—	54,881	—	—	640,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2022.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2022 and December 31,2021:

	March 31, 2022 (Unaudited)
							Total Loans >
			90 Days and				90 Days Past
	30‑59 Days	60‑89 Days	Greater Past			Total Loans	Due &
	Past Due	Past Due	Due	Total Past Due	Current	Receivable	Accruing

One to four-family mortgage loans	$196,120	$—	$54,724	$250,844	$74,143,532	$74,394,376	$—
One to four family - investment	—	—	—	—	$11,276,726	11,276,726	—
Multi-family mortgage loans	—	—	—	—	$57,574,159	57,574,159	—
Nonresidential mortgage loans	—	—	—	—	$48,677,801	48,677,801	—
Construction & land loans	—	—	—	—	$20,191,815	20,191,815	—
Real estate secured lines of credit	7,684	—	—	7,684	$12,010,094	12,017,778	—
Commercial loans	—	—	—	—	$284,992	284,992	—
Other consumer loans	—	—	—	—	336,022	336,022	—

Total	$203,804	$—	$54,724	$258,528	$224,495,141	$224,753,669	$—

	December 31, 2021
							Total Loans >
			90 Days and				90 Days Past
	30‑59 Days Past	60‑89 Days	Greater Past			Total Loans	Due &
	Past Due	Past Due	Due	Total Past Due	Current	Receivable	Accruing

One to four-family mortgage loans	$61,602	$34,645	$120,170	$216,417	$70,120,429	$70,336,846	$—
One to four family - investment	—	—	—	—	$10,361,388	10,361,388	—
Multi-family mortgage loans	—	—	—	—	$55,029,111	55,029,111	—
Nonresidential mortgage loans	—	—	—	—	$41,761,964	41,761,964	—
Construction & land loans	—	—	—	—	$19,425,025	19,425,025	—
Real estate secured lines of credit	—	—	—	—	$11,403,262	11,403,262	—
Commercial loans	—	—	—	—	$299,851	299,851	—
Other consumer loans	—	—	—	—	348,386	348,386	—

Total	$61,602	$34,645	$120,170	$216,417	$208,749,416	$208,965,833	$—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for March 31, 2022, March 31, 2021 and December 31, 2021:

	March 31, 2022 (unaudited)
		Unpaid
	Recorded	Principal	Specific	Average Investment	Interest Income
	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,075,771	$1,075,771	$—	$1,078,872	$12,286
One- to four-family - investment	227,733	227,733	—	229,355	2,459
Multi-family mortgage loans	125,000	125,000	—	125,644	1,418
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	53,951	53,951	—	54,512	938
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	5,895	24,819	18,924	24,979	209
One- to four-family - investment	200,123	240,198	40,075	240,858	2,345
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$1,688,473	$1,747,472	$58,999	$1,754,220	$19,655

	March 31, 2021 (unaudited)
		Unpaid
	Recorded	Principal	Specific	Average Investment	Interest Income
	Balance	Balance	Allowance	in Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,297,999	$1,297,999	$—	$1,301,442	$12,767
One- to four-family - investment	320,726	320,726	—	329,705	3,790
Multi-family mortgage loans	129,999	129,999	—	130,459	1,472
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	57,547	57,547	—	58,025	1,022
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	18,031	79,461	61,431	79,609	243
One- to four-family - investment	207,395	247,471	40,075	248,254	2,417
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$2,031,697	$2,133,203	$101,506	$2,147,494	$21,711

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table presents the nonaccrual loans at March 31, 2022 and December 31, 2021. This table excludes accruing TDRs, which totaled $984,000 and $990,000 at March 31, 2022 and December 31, 2021, respectively.

	March 31,	December 31,
	2022	2021
(unaudited)
One- to four-family mortgage loans	$54,724	$120,170
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$54,724	$120,170

There were no newly classified TDRs at March 31, 2022 or December 31, 2021.

As of March 31, 2022, borrowers with loans designated as TDRs totaling $859,000 of residential real estate loans and $125,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2022, the Company had one residential real estate loan TDR for $133,000 that was not performing according to its modified terms and that was 59 days past due at that date.

There was one foreclosed real estate property at March 31, 2022 totaling $7,318 and no foreclosed real estate property at December 31, 2021. There was one consumer mortgage loan in process of foreclosure at March 31, 2022 totaling $54,724.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:       Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three month periods ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021

Net income	$348,819	$1,322,512
Less allocation of net income to participating securities	9,632	10,504
Net income allocated to common shareholders	339,187	1,312,008

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,990,791	2,970,834
Less: Average unearned ESOP shares and unvested restricted stock	263,156	218,019
Weighted-average shares outstanding - basic	2,727,635	2,752,815

Basic earnings per common share	$0.12	$0.48

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,727,635	2,752,815
Stock options	86,792	62,377
Weighted-average shares outstanding - diluted	2,814,427	2,815,192

Diluted earnings per share	$0.12	$0.47

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at March 31, 2022. As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of March 31, 2022 (unaudited):

Total risk-based capital (to risk-weighted assets)	$39,260	19.4%	$16,150	8.0%	$20,187	10.0%

Tier I capital (to risk-weighted assets)	37,566	18.6%	12,112	6.0%	16,150	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,566	18.6%	9,084	4.5%	13,122	6.5%

Tier I capital (to adjusted average total assets)	37,566	14.9%	10,087	4.0%	12,608	5.0%

As of December 31, 2021:

Total risk-based capital (to risk-weighted assets)	$38,714	20.0%	$15,474	8.0%	$19,343	10.0%

Tier I capital (to risk-weighted assets)	37,041	19.2%	11,606	6.0%	15,474	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,041	19.2%	8,704	4.5%	12,573	6.5%

Tier I capital (to adjusted average total assets)	37,041	14.7%	10,106	4.0%	12,633	5.0%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and (liabilities) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
March 31, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$7,497,947	$—	$7,497,947	$—
Mortgage servicing rights	2,399,905	—	—	2,399,905
Interest rate lock commitments (included in other assets)	9,229	—		9,229
Interest rate lock commitments (included in other liabilities)	(127,407)	—	—	(127,407)
Forward sale commitments (included in other assets)	337,374	—	337,374	—
Forward sale commitments (included in other liabilities)	(6,385)	—	(6,385)	—

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,891,232	$—	$7,891,232	$—
Mortgage servicing rights	2,230,751	—	—	2,230,751
Interest rate lock commitments (included in other assets)	60,441	—		60,441
Interest rate lock commitments (included in other liabilities)	(7,640)	—	—	(7,640)
Forward sale commitments (included in other assets)	90,814	—	90,814	—
Forward sale commitments (included in other liabilities)	(23,378)	—	(23,378)	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2022	2021

	(Unaudited)

Fair value as of the beginning of the period	$2,230,751	$2,025,323
Recognition of mortgage servicing rights on the sale of loans	72,643	367,164
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model and loan payments received on loan balances	96,511	(58,614)

Fair value at the end of the period	$2,399,905	$2,333,873

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides information on the Company’s derivative financial instruments as of March 31, 2022 and December 31, 2021:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

March 31, 2022 (unaudited):
Interest rate lock commitments	$8,803,310	$9,229	$127,407
Forward sale commitments	13,525,487	337,374	6,385

	$22,328,797	$346,603	$133,792

December 31, 2021:
Interest rate lock commitments	$8,725,795	$60,441	$7,640
Forward sale commitments	16,842,514	90,814	23,378

	$25,568,309	$151,255	$31,018

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of operations for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021

	(unaudited)

Interest rate lock commitments	$(170,979)	$(189,535)
Forward sale commitments	263,552	494,230

Unrealized gains recognized in earnings	$92,573	$304,695

Forward Loan Sale Commitments

The Company evaluates all loan sale agreements to determine whether they meet the definition of a derivative under the derivatives and hedging accounting guidance (ASC 815), as facts and circumstances may differ significantly. If agreements qualify, to protect against the price risk inherent in derivative loan commitments, the Company uses both “mandatory delivery” and “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Accordingly, forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and liabilities with changes in their fair values recorded in other noninterest income.

The Company estimates the fair value of its forward loan sales commitments using a methodology similar to that used for derivative interest rate lock commitments.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at March 31, 2022 and December 31, 2021.

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2022 (unaudited):

Collateral-dependent impaired loans	$54,724	$—	$—	$54,724

December 31, 2021:

Collateral-dependent impaired loans	$120,170	$—	$—	$120,170

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average)

March 31, 2022 (unaudited):
Mortgage servicing rights	$2,399,905	Discounted cash flow	Discount rate PSA prepayment speeds	10% (213%-346%) 287%
Interest rate lock and mandatory commitments (assets)	$346,603	Secondary market prices	Pull-through rate	(70%-100%) 89%
Interest rate lock and mandatory commitments (liabilities)	$(133,793)	Secondary market prices	Pull-through rate	(70%-100%) 89%
Impaired loans (collateral dependent)	$54,724	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2021:
Mortgage servicing rights	$2,230,751	Discounted cash flow	Discount rate PSA prepayment speeds	10% (274%-473%) 341%
Interest rate lock and mandatory commitments (assets)	$151,255	Secondary market prices	Pull-through rate	(70%-100%) 80%
Interest rate lock and mandatory commitments (liabilities)	$(31,018)	Secondary market prices	Pull-through rate	(70%-100%) 80%
Impaired loans (collateral dependent)	$120,170	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2022 (unaudited):
Financial Assets:
Cash and cash equivalents	$19,001,674	$19,001,674	$—	$—
Loans held for sale	4,722,177	—	4,821,389	—
Loans, net of allowance for loan losses	206,095,533	—	—	203,478,120
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	589,414	—	589,414	—
Federal Home Loan Bank lender risk account receivable	2,258,413	—	—	2,311,475

Financial Liabilities:
Deposits	208,880,295	124,788,927	82,981,897	—
Advances from borrowers for taxes and insurance	1,147,440	—	1,147,440	—
Interest payable	1,776	—	1,776	—

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$21,851,786	$21,851,786	$—	$—
Loans held for sale	8,121,375	—	8,316,473	—
Loans, net of allowance for loan losses	195,541,821	—	—	193,058,440
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	577,002	—	577,002	—
Federal Home Loan Bank lender risk account receivable	2,286,690	—	—	2,413,880

Financial Liabilities:
Deposits	204,453,561	121,315,806	83,215,894	—
Advances from borrowers for taxes and insurance	1,808,971	—	1,808,971	—
Interest payable	24	—	24	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to fund fixed rate loans at March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022		December 31, 2021
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$12,513,375	3.25% - 5.125%	$15,298,287	2.50% - 4.125%

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

Loan commitments outstanding at March 31, 2022 and December 31, 2021, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	March 31,	December 31,
	2022	2021
	(Unaudited)

Commitments to originate loans for portfolio	$1,456,037	$3,405,020
Forward sale commitments	17,231,841	23,415,006
Lines of credit	22,909,283	20,881,558

NOTE 8:       Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at March 31, 2022 and December 31, 2021 are as follows:

	March 31,	December 31,
	2022	2021
	(Unaudited)

Net unrealized gains on available for sale securities	$(119,094)	$37,171

Directors' retirement plan	(425,371)	(432,667)
	(544,465)	(395,496)
Tax benefit	(114,339)	(61,193)

Net of tax amount	$(430,126)	$(334,303)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

In May 2021, the Company’s stockholders approved the Cincinnati Bancorp , Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorized the issuance or delivery to participants of up to 231,414 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2021 Plan pursuant to the exercise of stock options is 165,296 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 66,118 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2021 Plan may be authorized but unissued shares or treasury shares. The 2021 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 and 2021 Plans).

Activity in the stock option plans was as follows for the three months ended March 31, 2022:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
March 31, 2022:
Outstanding, beginning of period	296,342	$10.64	7.90	$1,144,637
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	296,342	$10.64	7.65	$1,543,942
Exercisable, end of period	92,895	$6.06	5.42	$909,445

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

A summary of the status of the Company’s nonvested shares as of March 31, 2022, and changes during the period then ended, is presented below:

		Weighted-average
		grant-date
	Shares	fair value
Nonvested, beginning of period	77,646	$12.83
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested, end of period	77,646	$12.83

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Shares of restricted stock awarded to employees under the 2017 and 2021 Plans are subject to vesting based on continuous employment for a specified time period following the date of grant.

During the restricted period, the holders are entitled to full voting rights and dividends, and are therefore considered participating securities.

Total compensation cost recognized in the income statement for share-based payment arrangements was $111,133 for the three months ended March 31, 2022 and $28,535 for the three months ended March 31, 2021.

As of March 31, 2022, there was approximately $1,411,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 and 2021 Plans, which is expected to be recognized over a weighted-average period of 4.1 years.

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

FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and will assess its impact on its accounting and disclosures.

NOTE 11:Subsequent Event

On April 20, 2022, the Company declared a one-time, special cash dividend of $1.00 per share, payable on or about May 12, 2022, to stockholders of record as of the close of business on May 2, 2022.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management's discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2021, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks associated with widespread inflation or deflation;
●	risks of overall labor pressures and continued global supply-chain disruptions;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;
●	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;
●	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;
●	Government action in response to the COVID-19 pandemic and its effect on our business and operations;

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	we may incur increased charge-offs in the future;
●	we may face competitive loss of customers;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	competition among depository and other financial institutions;
●	our ability to successfully implement our business plan and to grow our franchise to improve profitability;
●	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	changes in consumer spending, borrowing and savings habits;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the risk of failure or security breaches of computer systems on which we depend or other cyber security risks;
●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own;
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Coronavirus (COVID-19) Impact

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

The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2021, the Company had no loans that were modified under the CARES Act guidance, that remain on modified terms. The Company modified other loans under the guidance that have since returned to normal repayment status as of March 31, 2022.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets. Total assets were $255.8 million at March 31, 2022, an increase of $4.3 million, or 1.7%. The increase was primarily due to an increase in loans, net of allowances, of $10.6 million, partially offset by a decrease in loans held for sale of $3.4 million and a decrease in cash and cash equivalents of $2.9 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $2.9 million, or 13.0%, to $19.0 million at March 31, 2022, from $21.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily attributable to a net increase in loans and loans held for sale of $7.2 million, partially offset by a $4.4 million increase in deposits.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $393,000 or 5.0%, to $7.5 million at March 31, 2022 from $7.9 million at December 31, 2021, due primarily to the principal repayments on the securities.

Net Loans. Net loans increased $10.6 million, or 5.4%, to $206.1 million at March 31, 2022 from $195.5 million December 31, 2021. The increase in loans was primarily attributable to increases in nonresidential and one to four family owner-occupied loans. Nonresidential loans increased $6.9 million, or 16.6%. Multifamily loans increased $2.5 million, or 4.6%. One to four family owner-occupied loans increased $4.1 million, or 5.8%. The increase in one to four family residential loans is due to the shift in loan originations from 30 year fixed rate mortgages to adjustable rate mortgages as mortgage rates have increased. The shift from the origination of fixed rate loans to be sold in the secondary to adjustable-rate loans held in our portfolio is expected to negatively impact our ability to generate gains on the sales of loans. However, the increase in the origination of adjustable-rate mortgages is expected to positively impact our interest income. Construction loan balances, net of the undisbursed portion of loans, decreased $4.5 million. The undisbursed portion of the loans increased $5.2 million, or 43.1% to $17.4 million. The undisbursed portions of the loans are expected to be disbursed in the next six to eighteen months as construction is completed.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $3.4 million, or 41.9%, to $4.7 million at March 31, 2022 from $8.1 million at December 31, 2021. Market interest rates increased during the period which had a negative impact on our ability to originate loans for sale in the secondary market. Continued increases in market interest rates is expected to continue to decrease our ability to generate gains on sales of loans.

During the three months ended March 31, 2022, we had proceeds of $35.6 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Our volume of loan sales declined by $58.0 million, or 62.0%, from $93.6 million for the three months ended March 31, 2021.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $169,000, or 7.6%, to $2.4 million at March 31, 2022, from $2.2 million at December 31, 2021, primarily due to slower prepayment speed assumptions. The prepayment speed assumptions were derived using data and projections from FNMA. FNMA is forecasting a return to a lower level of refinancing in 2022. FNMA's forecast of interest rates for 30-year fixed rate mortgages is projected to trend upward from 3.0% in the second quarter of 2021 to 3.7% by the fourth quarter of 2022. A slowdown in mortgage refinance activity would be expected to have a favorable impact on the fair value of our mortgage servicing rights as prepayment speeds would likely decrease. The balance of residential mortgage loans serviced primarily for Freddie Mac and the FHLB of Cincinnati decreased to $278.9 million at March 31, 2022 compared to $282.0 at December 31, 2021. New mortgage servicing rights recorded for the three months ended March 31, 2022 were $73,000. The change in fair value of mortgage servicing rights was an increase of $97,000 for the three months ended March 31, 2022. The appraised value of the mortgage servicing rights increased seven basis points to 0.86% at March 31, 2022. The increase in the mortgage servicing rights valuation was due primarily to slower prepayment speed assumptions.

Deposits. Deposits increased $4.4 million, or 2.2%, to $208.9 million at March 31, 2022 from $204.5 million at December 31, 2021. The increase in deposits was primarily due to an increase of $3.2 million, or 4.2%, in savings deposits. The increase in savings deposits was primarily from higher deposit balances held by a local municipality.

Stockholders’ Equity. Stockholders' equity increased $382,000, or 0.9%, to $43.3 million at March 31, 2022 from $42.9 million at December 31, 2021. The increase was primarily due to $349,000 in net income for the three month period ended March 31, 2022, which was partially offset by a $96,000 increase in accumulated other comprehensive loss, to $430,000 at March 31, 2022 from $334,000 at December 31, 2021. The increase in the unrealized loss was due primarily to the decrease in fair value of the investment portfolio due to the increase in market interest rates.

Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021

General. The Company recorded net income of $349,000 for the quarter ended March 31, 2022, a decrease of $974,000, or 73.6%, compared to net income of $1.3 million for the quarter ended March 31, 2021. The decrease in net income was due primarily to a $1.9 million decrease in noninterest income, which was partially offset by a $420,000 increase in net interest income, a $320,000 decrease in noninterest expense and a $252,000 decrease in the provision for income taxes.

Interest and Dividend Income. Interest income increased $113,000, or 5.9%, to $2.0 million for the quarter ended March 31, 2022 compared to the comparable quarter in 2021. Interest income on portfolio loans increased $127,000, or 7.0%, to $1.9 million as of March 31, 2022. The average balance of portfolio loans during the three months ended March 31, 2022 increased $32.1 million to $202.7 million. The increase in average portfolio loans outstanding was concentrated in nonresidential, one to four family owner-occupied residential mortgage loans and multifamily loans. Nonresidential real estate loans increased $6.9 million, one to four family owner-occupied residential mortgage loans increased $4.1 million, and multifamily loans increased $2.5 million and home equity lines of credit increased $615,000 during the quarter ended March 31, 2022. The average yield on loans decreased 43 basis points to 3.82% for the three months ended March 31, 2022 from 4.25% for the three months ended March 31, 2021. The average balance of loans held for sale decreased $7.0 million, or 50.1%, during the quarter ended March 31, 2022 compared to the same quarter in 2021, while the average yield on loans held for sale increased 104 basis points, to 3.04% for the three months ended March 31, 2022 from 2.00% for the same quarter in 2021.

Interest income on securities decreased $6,000, or 30.0%, to $15,000 for the three months ended March 31, 2022 compared to the same period in 2021. The average balance of securities decreased $927,000 to $7.7 million at March 31, 2022. The yield on securities decreased 19 basis points to 0.78% for the three months ended March 31, 2022. The securities portfolio consists entirely of one year adjustable rate and one month floating rate mortgage backed securities. Interest income on other interest-earning assets increased $10,000, or 71.5%, to $23,000 for the three months ended March 31, 2022 compared to the same period in 2021. The yield on other interest-bearing assets increased 70 basis points to 0.93% for the three months ended March 31, 2022. The average balance on other interest-earning assets decreased $12.7 million, or 56.2%, period to period. The balance on Federal Home Loan Bank Stock increased $1.1 million. The dividend rate paid on FHLB stock was 2.00% at March 31, 2022.

Interest Expense. Total interest expense decreased $306,000, or 61.3%, to $194,000 for the quarter ended March 31, 2022 from $500,000 for the quarter ended March 31, 2021. Interest expense on borrowings declined by $206,000 period to period, reflecting the cost-saving effects of management’s strategy to prepay higher cost borrowings in the preceding quarter ended December 31, 2021. Interest expense on deposits decreased $100,000, or 34.2%, to $192,000 for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021. The decrease in deposit interest expense between the comparable quarters in 2022 from 2021 was primarily due to a 42 basis point decrease in the average cost of deposits, primarily due to the addition of lower rate National CD Rateline funds during the second quarter of 2021.

Interest expense on savings accounts increased $17,000 during the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021, due to an increase of $25.5 million in average savings balances. The increase was primarily attributable to an account established by a local municipality. The average cost of interest-bearing demand deposits remained at 14 basis points for both periods. The average balances in interest-bearing demand accounts increased $1.7 million during the three months ended March 31, 2022 compared to March 31, 2021. Interest expense on certificates of deposit decreased $118,000, or 45.7%. The average cost of certificates decreased 108 basis points to 0.69%. The average balance of certificates of deposit increased $21.1 million to $81.4 million for the three months ended March 31, 2022 compared to the same period ended March 31, 2021.

Interest expense on FHLB advances decreased $206,000, or 99.4%, to $1,000 for the quarter ended March 31, 2022 from the quarter ended March 31, 2021. The average balance of advances decreased $37.2 million, or 96.7%, for the quarter ended March 31, 2022. The average cost of FHLB borrowings decreased 185 basis points to 0.32% for the quarter ended March 31, 2022. The decrease in FHLB Advances was due to the prepayment of advances undertaken in 2021 and replacement of the borrowings with National CD Rateline funds. The entire National CD Rateline portfolio totaled $43.2 million with an average remaining term of 18 months and an average rate of 0.43% as of March 31, 2022.

Net Interest Income. Net interest income increased $420,000, or 29.6%, for the quarter ended March 31, 2022 compared to the same quarter in 2021. The interest rate spread increased to 3.12% for the quarter ended March 31, 2022 compared to 2.33% for the quarter ended March 31, 2021. The net interest margin increased 65 basis points to 3.19% for the quarter ended March 31, 2022.

Provision for Loan Losses. Based on our analysis, we did record a provision for loan losses for the three months ended March 31, 2022 of $21,000. The allowance for loan losses was $1.7 million, or 0.75% of total loans, at March 31, 2022, compared to $1.7 million, or 0.92% of total loans, at March 31, 2021. Given the growth in the loan portfolio in recent months, an increase in the qualitative factor for continued loan growth may be likely and may increase the provision for loan losses. The Company had no net charge-offs during the three-month period ended March 31, 2022. As a percentage of nonperforming loans, the allowance for loan losses was 3,094.7% at March 31, 2022. Total loans past due were $259,000, or 0.1% of total loans, at March 31, 2022.

The credit quality of the Bank’s loan portfolio remained consistent, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of March 31, 2022, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor the loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at March 31, 2022. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $1.9 million, or 54.8%, to $1.6 million for the quarter ended March 31, 2022 from $3.5 million for the comparable quarter in 2021. The gain on sale of loans decreased $1.9 million, or 66.8%, to $947,000 for the quarter ended March 31, 2022 from $2.9 million for the comparable quarter in 2021. The volume of loans sold during the three months ended March 31, 2022 totaled $35.6 million, a decrease of $58.0 million, or 62.0%, from the $93.6 million loan sales volume during the three months ended March 31, 2021. Net mortgage derivative income was $93,000 for the quarter ended March 31, 2022, compared to net mortgage derivative income of $305,000 for the quarter ended March 31, 2021. The increase in market interest rates negatively impacted gain on sale of loans in the quarter ended March 31, 2022 and is likely to have a continuing negative impact on noninterest income for the remainder of 2022.

Net mortgage servicing fees increased $185,000, or 215.2%, for the three months ended March 31, 2022 compared to the same period in 2021. The fair value of mortgage servicing rights increased $97,000 for the quarter ended March 31, 2022 compared to a decrease in the fair value of $59,000 for the comparable quarter in 2021. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. The value of the mortgage servicing rights was increased by the recognition of $73,000 in new mortgage servicing rights for the quarter ended March 31, 2022 compared to $367,000 in new mortgage servicing rights for the quarter ended March 31, 2021. The increase in market interest rates is likely to have a positive impact on the value of mortgage servicing rights as loan prepayments slow, however, increasing market interest rates are likely to decrease mortgage origination volumes and negatively impact the level of new mortgage servicing rights.

Mortgage derivative income was $93,000 for the three months ended March 31, 2022 compared to mortgage derivative income of $305,000 for March 31, 2021. The volume of interest rate lock commitments and mandatory forward sale commitments declined during the three months ended March 31, 2022 due to lower mortgage origination activity. The increase in market interest rates negatively impacted mortgage derivative income in the quarter ended March 31, 2022 and is likely to have a continuing negative impact on mortgage derivative income for the remainder of 2022.

Non-Interest Expense. Non-interest expense decreased $320,000, or 9.7%, to $3.0 million for the quarter ended March 31, 2022, from the comparable quarter in 2021. Salaries and employee benefits decreased $321,000, or 14.6%, to $1.9 million for the quarter ended March 31, 2022 from $2.2 million for the comparable quarter in 2021, due primarily to decreased loan officer commission expense and mortgage banking staff reductions. Loan costs decreased $93,000, or 43.4% due to lower mortgage origination volumes. Advertising expense increased $51,000, or 136.3%, due primarily to the checking account marketing program and direct-mail marketing campaigns. Other noninterest expense categories reflected modest increases primarily related to the Company’s overall growth year-to-year.

Federal Income Taxes. The provision for federal income taxes decreased $252,000, or 72.0%, for the three months ended March 31, 2022, compared to the same period in 2021. The decrease was due primarily to a $1.2 million, or 73.3%, decrease in income before income tax for the quarter ended March 31, 2022. The effective tax rates were 22.0% and 20.9% for the three months ended March 31, 2022 and 2021, respectively.

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

	For the Three Months Ended March 31,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$202,697	$1,938	3.82%	$170,590	$1,811	4.25%
Loans held for sale	6,972	53	3.04	13,984	70	2.00
Securities	7,710	15	0.78	8,637	21	0.97
Fed Funds	3,363	1	0.12	6,725	1	0.06
Other (1)	9,924	23	0.93	22,670	13	0.23
Total interest-earning assets	230,666	2,030	3.52	222,606	1,916	3.44
Non-interest-earning assets	20,117			15,841
Total assets	$250,783			$238,447

Interest-bearing liabilities:
Savings	$76,044	40	0.21	$50,566	23	0.18
Interest-bearing demand	33,187	12	0.14	31,531	11	0.14
Certificates of deposit	81,438	140	0.69	60,357	258	1.71
Total deposits	190,669	192	0.40	142,454	292	0.82
FHLB borrowings	1,250	1	0.32	38,412	208	2.17
Total interest-bearing liabilities	191,919	193	0.40	180,866	500	1.11
Non-interest-bearing demand	17,628			17,802
Other non-interest-bearing liabilities	4,219			4,569
Total non- interest-bearing liabilities	21,847			22,371
Total equity	37,017			35,210
Total liabilities and total equity	$250,783			$238,447
Net interest income		$1,837			$1,416
Net interest rate spread (2)			3.12%			2.33%
Net interest-earning assets (3)	$38,747			$41,740
Net interest margin (4)			3.19%			2.54%
Average interest-earning assets to interest-bearing liabilities			120.19%			123.08%

(1)Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.

(2)Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee expense of $21,000 for the three months ended March 31, 2022 and $9,200 of loan fee income for the three months ended March 31, 2021. Loan fee income was higher in 2021 than the comparable period in 2022 due to PPP loan fee income received.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2022, the Bank had no outstanding in advances from the FHLB. At March 31, 2022, the Bank had collateral based capacity to borrow an additional $42.3 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.8 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $10.4 million and 9.6 million for the three months ended March 31, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $3.7 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2022, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $5.5 million.

At March 31, 2022, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.6 million, or 14.9% of adjusted total assets, which is above the well-capitalized required level of $12.6 million, or 5.0%; total risk-based capital of $39.3 million, or 19.4% of risk-weighted assets, which is above the well-capitalized required level of $20.2 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $37.6 million, or 18.6%, of risk-weighted assets, which is above the well-capitalized required level of $13.1 million, or 6.5%. At December 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.0 million, or 14.7% of adjusted total assets, which is above the well-capitalized required level of $12.6 million, or 5.0%; and total risk-based capital of $38.7 million, or 20.0% of risk-weighted assets, which is above the well-capitalized required level of $19.3 million, or 10.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at March 31, 2022, and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2022, we had outstanding commitments to originate fixed-rate loans of $12.5 million, unfunded lines of credit of $22.9 million and forward sale commitments of $17.2 million. We had commitments to originate loans for portfolio of $1.5 million and undisbursed portion of loans of $17.4 million at March 31, 2022. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from March 31, 2022 totaled $38.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2022, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.       Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.       Risk Factors

Risks Related to the COVID-19 Pandemic

The economic impact of the COVID-19 pandemic could adversely affect our financial condition and results of operations.

The COVID-19 pandemic has caused significant economic dislocation in the United States. Although the domestic and global economies have begun to recover from the COVID-19 pandemic as many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may persist for some time, including labor shortages and disruptions of global supply chains. The growth in economic activity and in the demand for goods and services, coupled with labor shortages and supply chain disruptions, has also contributed to rising inflationary pressures. As the result of the COVID-19 pandemic and the related adverse economic consequences, we could be subject to the following risks, among others, any of which individually or in combination with others could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

●	demand for our products and services may decline, making it difficult to grow assets and income;
●	if high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
●	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	limitations may be placed on our ability to foreclose on properties we hold as collateral;
●	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	our cybersecurity risks are increased if employees work remotely;
●	we rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 pandemic could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Item 2.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended March 31, 2022:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)

January 1 to 31, 2022	1,318	$14.68	49,697	99,084
February 1 to 28, 2022	1,170	$15.26	50,867	97,914
March 1 to 31, 2022	—	—	50,867	97,914
(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At March 31, 2022, the Company had purchased a total of 50,867 shares of the Company’s common stock under this program at an average price of $14.06 per share, and there remained 97,914 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101

The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP, INC.

Date: May 16, 2022	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)