Form 10-Q
period 2022-06-30
Cincinnati Bancorp, Inc.
filed 2022-08-12
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of August 10, 2022 was 2,964,571.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.     Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

June 30, 2022 (Unaudited) and December 31, 2021

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$2,324,450	$2,505,136
Interest-bearing demand deposits in banks	12,065,186	12,831,650
Federal funds sold	2,075,000	6,515,000

Cash and cash equivalents	16,464,636	21,851,786

Available-for-sale debt securities	7,013,946	7,891,232
Loans held for sale	3,300,184	8,121,375
Loans, net of allowance for loan losses of $1,806,545 and $1,672,545, respectively	236,888,203	195,541,821
Premises and equipment, net	2,692,700	3,488,822
Assets held for sale	691,451	—
Federal Home Loan Bank stock	4,230,900	4,149,300
Interest receivable	683,673	577,002
Mortgage servicing rights	2,579,250	2,230,751
Federal Home Loan Bank lender risk account receivable	2,239,151	2,286,690
Bank-owned life insurance	4,297,839	4,256,570
Other assets	968,479	1,068,690

Total assets	$282,050,412	$251,464,039

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$48,759,497	$45,787,848
Savings	77,962,984	75,527,958
Certificates of deposit	96,206,201	83,137,755
Total deposits	222,928,682	204,453,561

Federal Home Loan Bank advances	16,000,000	—
Advances from borrowers for taxes and insurance	1,079,704	1,808,971
Interest payable	10,583	24
Directors deferred compensation	704,523	696,295
Deferred tax liabilities	1,094,378	1,090,765
Other liabilities	347,100	514,705

Total liabilities	242,164,970	208,564,321

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 3,044,839; outstanding 2,964,571 at June 30, 2022 and 2,930,550 at December 31, 2021	29,616	29,275
Additional paid-in capital	22,717,222	22,953,608
Unearned ESOP shares	(1,519,385)	(1,570,810)
Retained earnings - substantially restricted	19,266,250	21,821,948
Accumulated other comprehensive loss	(608,261)	(334,303)

Total stockholders’ equity	39,885,442	42,899,718

Total liabilities and stockholders’ equity	$282,050,412	$251,464,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,201,068	$1,875,716	$4,191,795	$3,756,623
Securities	22,264	20,596	37,227	33,076
Dividends on Federal Home Loan Bank stock and other	52,916	14,493	77,074	37,484
Total interest and dividend income	2,276,248	1,910,805	4,306,096	3,827,183

Interest Expense
Deposits	252,631	255,061	444,886	547,338
Federal Home Loan Bank advances	10,569	247,850	11,907	455,510
Total interest expense	263,200	502,911	456,793	1,002,848

Net Interest Income	2,013,048	1,407,894	3,849,303	2,824,335

Provision for Loan Losses	113,000	—	134,000	—

Net Interest Income After Provision for Loan Losses	1,900,048	1,407,894	3,715,303	2,824,335

Noninterest Income
Gain on sales of loans	604,159	1,927,553	1,551,443	4,784,820
Mortgage servicing fees	325,540	247,650	597,105	333,793
Mortgage derivative income (expense)	(160,258)	(433,875)	(67,685)	(129,180)
Other	298,457	269,292	596,789	575,295
Total noninterest income	1,067,898	2,010,620	2,677,652	5,564,728

Noninterest Expense
Salaries and employee benefits	1,762,129	2,207,502	3,636,090	4,402,563
Occupancy and equipment	164,214	182,222	345,619	378,586
Directors compensation	42,250	42,250	84,500	84,500
Data processing	187,871	180,619	399,357	395,527
Professional fees	97,561	91,376	194,904	183,178
Franchise tax	76,968	72,510	151,018	142,312
Deposit insurance premiums	16,103	15,020	32,187	29,859
Advertising	129,923	97,563	217,621	134,677
Software licenses	45,049	33,626	87,868	60,389
Loan costs	146,481	186,268	267,193	399,691
Net loss on sale of foreclosed assets	48,343	—	48,343	—
Other	160,765	219,070	390,958	414,461
Total noninterest expense	2,877,657	3,328,026	5,855,658	6,625,743

Income Before Income Taxes	90,289	90,488	537,297	1,763,320

Provision for Income Taxes	24,034	9,964	122,223	360,284

Net Income	$66,255	$80,524	$415,074	$1,403,036

Earnings per common share - basic	$0.02	$0.03	$0.15	$0.51
Earnings per common share - diluted	$0.02	$0.03	$0.14	$0.49
Weighted-average shares outstanding - basic	2,710,990	2,747,331	2,719,267	2,750,057
Weighted-average shares outstanding - diluted	2,794,693	2,819,644	2,793,441	2,819,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)

Net Income	$66,255	$80,524	$415,074	$1,403,036

Other Comprehensive Loss:
Net unrealized losses on available-for-sale securities	(235,777)	(42,270)	(401,922)	(14,748)
Tax (expense) benefit	49,511	8,877	84,404	3,097
Changes in directors’ retirement plan prior service costs	10,291	10,962	17,586	(41,183)
Tax (expense) benefit	(2,160)	(2,302)	25,974	(21,380)
Other comprehensive loss	(178,135)	(24,733)	(273,958)	(74,214)

Comprehensive Income (Loss)	$(111,880)	$55,791	$141,116	$1,328,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2022:

Balance, April 1, 2022	$29,250	$23,040,454	$(1,545,097)	$22,170,767	$(430,126)	$43,265,248

Dividends paid	—	—	—	(2,970,772)	—	(2,970,772)

ESOP shares earned	—	12,368	25,712	—	—	38,080

Stock based compensation expense	—	111,132	—	—	—	111,132

Net income	—	—	—	66,255	—	66,255

Repurchase of common stock	(294)	(446,072)	—	—	—	(446,366)

Issuance of common stock	660	(660)	—	—	—	—

Other comprehensive loss	—	—	—	—	(178,135)	(178,135)

Balance, June 30, 2022	$29,616	$22,717,222	$(1,519,385)	$19,266,250	$(608,261)	$39,885,442

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2021:

Balance, April 1, 2021	$29,756	$23,265,450	$(1,647,947)	$21,495,916	$(341,495)	$42,801,680

ESOP shares earned	—	12,170	25,712	—	—	37,882

Stock based compensation expense	—	55,915	—	—	—	55,915

Net income	—	—	—	80,524	—	80,524

Repurchase of common stock	—	(154,311)	—	—	—	(154,311)

Other comprehensive loss	—	—	—	—	(24,733)	(24,733)

Balance, June 30, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2022 and 2021 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2022:

Balance, January 1, 2022	$29,275	$22,953,608	$(1,570,810)	$21,821,948	$(334,303)	$42,899,718

Dividends paid	—	—	—	(2,970,772)	—	(2,970,772)

ESOP shares earned	—	25,250	51,425	—	—	76,675

Stock-based compensation expense	—	222,265	—	—	—	222,265

Net income	—	—	—	415,074	—	415,074

Repurchase of common stock	(319)	(483,241)	—	—	—	(483,560)

Issuance of common stock	660	(660)	—	—	—	—

Other comprehensive loss	—	—	—	—	(273,958)	(273,958)

Balance, June 30, 2022	$29,616	$22,717,222	$(1,519,385)	$19,266,250	$(608,261)	$39,885,442

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2021:

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	—	18,162	51,425	—	—	69,587

Stock-based compensation expense	—	84,449	—	—	—	84,449

Net income	—	—	—	1,403,036	—	1,403,036

Repurchase of common stock	—	(189,872)	—	—	—	(189,872)

Other comprehensive loss	—	—	—	—	(74,214)	(74,214)

Balance, June 30, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021 (Unaudited)

	2022	2021

	(Unaudited)
Operating Activities
Net income	$415,074	$1,403,036
Items not requiring (providing) cash:
Depreciation and amortization	113,272	114,087
Provision for loan losses	134,000	—
Amortization of premiums and discounts on securities, net	3,062	5,836
Change in deferred income taxes	348,221	148,184
Gain on sale of loans	(1,551,443)	(4,784,820)
Impairment of foreclosed assets held for sale	60,000	—
Proceeds from the sale of loans held for sale	73,280,593	158,036,785
Origination of loans held for sale	(66,907,959)	(152,728,895)
Net loss on sale of foreclosed assets	48,343	—
Mortgage servicing rights	(348,499)	(690,978)
Earnings on cash surrender value of bank-owned life insurance	(41,269)	(41,499)
Stock-based compensation expense	222,265	84,449
ESOP shares earned	76,675	69,587
Changes in:
Interest receivable	(106,671)	(46,021)
Federal Home Loan Bank lender risk account receivable	47,539	20,147
Derivative assets	71,587	201,121
Other assets	28,624	(128,999)
Interest payable	10,559	(13,729)
Derivative liabilities	(3,902)	(71,941)
Other liabilities	(372,119)	(838,464)
Net cash provided by operating activities	5,527,952	737,886

Investing Activities
Net change in interest-bearing deposits	—	1,500,000
Proceeds from maturities of available-for-sale debt securities	472,302	1,056,845
Purchase of available for sale debt securities	—	(5,034,375)
Purchase of Federal Home Loan Bank stock	(81,600)	(964,300)
Net change in loans	(41,547,700)	(25,675,447)
Purchase of premises and equipment	(8,601)	(100,930)
Proceeds from sale of foreclosed assets	(41,025)	—
Net cash used in investing activities	(41,206,624)	(29,218,207)

Financing Activities
Net increase in deposits	18,475,121	5,087,438
Repurchase of common stock	(483,560)	(189,872)
Proceeds from Federal Home Loan Bank advances	52,750,000	17,500,000
Repayment of Federal Home Loan Bank advances	(36,750,000)	(9,600,000)
Dividends paid	(2,970,772)	—
Net change in advances from borrowers for taxes and insurance	(729,267)	(927,557)
Net cash provided by financing activities	30,291,522	11,870,009

Decrease in Cash and Cash Equivalents	(5,387,150)	(16,610,312)
Cash and Cash Equivalents, Beginning of Period	21,851,786	32,347,806
Cash and Cash Equivalents, End of Period	$16,464,636	$15,737,494

Supplemental Cash Flows Information
Interest paid	$434,327	$1,016,577
Income taxes paid	255,000	455,000

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

The accompanying condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

June 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$7,368,816	$1,101	$(355,971)	$7,013,946

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,844,180	$49,809	$(2,757)	$7,891,232

The Company had no sales of investment securities during the six-month periods ended June 30, 2022 or 2021. The Company had not pledged any of its investment securities as of June 30, 2022 or December 31, 2021.

The amortized cost and fair value of available-for-sale securities at June 30, 2022 and December 31, 2021, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2022 and December 31, 2021 was $5,795,189 and $126,007, respectively, which was approximately 82.6% and 1.6%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at June 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
June 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$1,939,178	$(24,719)	$3,856,011	$(331,252)	$5,795,189	$(355,971)

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$12,977	$(48)	$113,030	$(2,709)	$126,007	$(2,757)

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:       Loans and Allowance for Loan Losses

Categories of loans at June 30, 2022 and December 31, 2021 include:

	June 30,	December 31,
	2022	2021
	(Unaudited)

One to four family mortgage loans - owner occupied	$99,620,694	$70,336,846
One to four family - investment	12,541,083	10,361,388
Multifamily mortgage loans	60,456,411	55,029,111
Nonresidential mortgage loans	50,791,764	41,761,964
Construction and land loans	20,430,708	19,425,025
Real estate secured lines of credit	12,910,392	11,403,262
Commercial loans	262,669	299,851
Other consumer loans	331,261	348,386
Total loans	257,344,982	208,965,833

Less:
Net deferred loan costs	(619,181)	(404,884)
Undisbursed portion of loans	19,269,415	12,156,351
Allowance for loan losses	1,806,545	1,672,545

Net loans	$236,888,203	$195,541,821

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2022 and 2021 and the year ended December 31, 2021:

	At or For the Six Months Ended June 30, 2022 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545
Provision (credit) charged to expense	(16,783)	847	59,545	66,918	21,146	2,434	(55)	(52)	134,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$268,297	$52,610	$751,164	$403,018	$299,974	$31,184	$132	$166	$1,806,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$249,373	$12,535	$751,164	$403,018	$299,974	$31,184	$132	$166	$1,747,546
Loans:
Ending balance	$99,620,694	$12,541,083	$60,456,411	$50,791,764	$20,430,708	$12,910,392	$262,669	$331,261	$257,344,982

Ending balance: Individually evaluated for impairment	$1,074,213	$422,556	$123,600	$—	$—	$48,831	$—	$—	$1,669,200

Ending balance: Collectively evaluated for impairment	$98,546,481	$12,118,527	$60,332,811	$50,791,764	$20,430,708	$12,861,561	$262,669	$331,261	$255,675,782

	At or For Three Months Ended June 30, 2022 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$217,579	$52,183	$716,343	$387,407	$290,494	$29,214	$149	$176	$1,693,545
Provision (credit) charged to expense	50,718	427	34,821	15,611	9,480	1,970	(17)	(10)	113,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$268,297	$52,610	$751,164	$403,018	$299,974	$31,184	$132	$166	$1,806,545

	At or For the Six Months Ended June 30, 2021 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(55,596)	(37,314)	1,511	(134)	134,230	(20,228)	(16,705)	(5,764)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545

Ending balance: Individually evaluated for impairment	$61,431	$54,071	$—	$—	$—	$—	$—	$—	$115,502

Ending balance: Collectively evaluated for impairment	$299,377	$8,593	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,557,043

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For Three Months Ended June 30, 2021 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$362,568	$121,520	$680,132	$293,812	$160,203	$36,936	$11,677	$5,697	$1,672,545
Provision (credit) charged to expense	(1,760)	(58,856)	(7,799)	22,386	70,462	(7,828)	(11,271)	(5,334)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545

	At or For the Year Ended December 31, 2021
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan loans:
Balance, beginning of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(131,324)	(48,215)	20,797	19,768	182,393	(20,586)	(16,924)	(5,909)	—
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$266,156	$11,688	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,613,546
Loans:
Ending balance	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Ending balance: Individually evaluated for impairment	$1,154,343	$433,153	$126,451	$—	$—	$54,881	$—	$—	$1,768,828

Ending balance: Collectively evaluated for impairment	$69,182,503	$9,928,235	$54,902,660	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$207,197,005

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be realized in the future.

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (Unaudited)
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$99,003,607	$12,472,614	$60,456,411	$50,791,764	$20,430,708	$12,861,561	$262,669	$331,261	$256,610,595
Special mention	186,618	68,469	—	—	—	—	—	—	255,087
Substandard	430,469	—	—	—	—	48,831	—	—	479,300
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$99,620,694	$12,541,083	$60,456,411	$50,791,764	$20,430,708	$12,910,392	$262,669	$331,261	$257,344,982

	December 31, 2021
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$69,644,317	$10,283,060	$55,029,111	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$208,140,095
Special mention	106,561	78,328	—	—	—	—	—	—	184,889
Substandard	585,968	—	—	—	—	54,881	—	—	640,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months or six months ended June 30, 2022.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2022 and December 31,2021:

	June 30, 2022 (Unaudited)
			90 Days and
	30‑59 Days Past	60‑89 Days Past	Greater Past			Total Loans	Total Loans > 90 Days
	Due	Due	Due	Total Past Due	Current	Receivable	Past Due & Accruing

One to four-family mortgage loans	$18,491	$56,210	$54,408	$129,109	$99,491,585	$99,620,694	$—
One to four family - investment	—	—	—	—	$12,541,083	12,541,083	—
Multi-family mortgage loans	—	—	—	—	$60,456,411	60,456,411	—
Nonresidential mortgage loans	—	—	—	—	$50,791,764	50,791,764	—
Construction & land loans	—	—	—	—	$20,430,708	20,430,708	—
Real estate secured lines of credit	80,000	—	—	80,000	$12,830,392	12,910,392	—
Commercial loans	—	—	—	—	$262,669	262,669	—
Other consumer loans	—	—	—	—	331,261	331,261	—

Total	$98,491	$56,210	$54,408	$209,109	$257,135,873	$257,344,982	$—

	December 31, 2021
			90 Days and
	30‑59 Days Past	60‑89 Days Past	Greater Past			Total Loans	Total Loans > 90 Days
	Due	Due	Due	Total Past Due	Current	Receivable	Past Due & Accruing

One to four-family mortgage loans	$61,602	$34,645	$120,170	$216,417	$70,120,429	$70,336,846	$—
One to four family - investment	—	—	—	—	$10,361,388	10,361,388	—
Multi-family mortgage loans	—	—	—	—	$55,029,111	55,029,111	—
Nonresidential mortgage loans	—	—	—	—	$41,761,964	41,761,964	—
Construction & land loans	—	—	—	—	$19,425,025	19,425,025	—
Real estate secured lines of credit	—	—	—	—	$11,403,262	11,403,262	—
Commercial loans	—	—	—	—	$299,851	299,851	—
Other consumer loans	—	—	—	—	348,386	348,386	—

Total	$61,602	$34,645	$120,170	$216,417	$208,749,416	$208,965,833	$—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for June 30, 2022, June 30, 2021 and December 31, 2021:

				For the Three Months Ended		For the Six Months Ended
	At June 30, 2022 (Unaudited)			June 30, 2022		June 30, 2022
		Unpaid		Average		Average
	Recorded	Principal	Specific	Investment in	Interest Income	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,068,759	$1,068,759	$—	$1,072,086	11,743	$1,075,479	$25,751
One to Four family - Investment	383,349	383,349	—	385,469	5,559	387,989	8,108
Multi-family mortgage loans	123,600	123,600	—	124,080	1,401	124,862	2,818
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	48,831	48,831	—	49,103	784	49,354	1,722
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	5,454	24,378	18,924	24,540	199	24,759	408
One to Four family - Investment	39,207	79,282	40,075	79,407	725	79,556	1,455
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,669,200	$1,728,199	$58,999	$1,734,685	$20,411	$1,741,999	$40,262

				For the Three Months Ended		For the Six Months Ended
	At June 30, 2021 (Unaudited)			June 30, 2021		June 30, 2021
		Unpaid		Average		Average
	Recorded	Principal	Specific	Investment in	Interest Income	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,290,368	$1,290,368	$—	$1,293,789	12,439	$1,297,615	$25,206
One to Four family - Investment	238,768	238,768	—	292,069	2,723	297,336	6,513
Multi-family mortgage loans	128,886	128,886	—	129,303	1,458	129,881	2,930
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	56,671	56,671	—	57,137	1,008	57,581	2,030
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	17,489	78,919	61,431	79,120	478	79,364	721
One to Four family - Investment	205,396	245,471	54,071	246,329	2,873	247,291	5,290
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,937,578	$2,039,083	$115,502	$2,097,747	$20,979	$2,109,068	$42,690

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
		Unpaid		Average
	Recorded	Principal	Specific	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,148,015	$1,148,015	$—	$1,162,455	$49,247
One- to four-family - investment	231,387	231,387	—	266,054	11,559
Multi-family mortgage loans	126,451	126,451	—	128,666	5,806
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	54,881	54,881	—	56,694	3,967
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	6,328	25,252	18,924	26,031	920
One- to four-family - investment	201,766	241,841	40,075	245,350	10,422
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$1,768,828	$1,827,827	$58,999	$1,885,250	$81,921

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at June 30, 2022 and December 31, 2021. This table excludes accruing TDRs, which totaled $761,420 and $990,000 at June 30, 2022 and December 31, 2021, respectively.

	June 30,	December 31,
	2022	2021
(unaudited)
One- to four-family mortgage loans	$54,408	$120,170
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$54,408	$120,170

There were no newly classified TDRs at June 30, 2022 or December 31, 2021.

As of June 30, 2022, borrowers with loans designated as TDRs totaling $637,820 of residential real estate loans and $123,600 of multifamily loans, met the criteria for placement back on accrual status. This criterion is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2022, the Company had no residential real estate loans classified as TDRs that were not performing according to its modified terms at that date.

There was no foreclosed real estate property at June 30, 2022 and December 31, 2021. There was one consumer mortgage loan in process of foreclosure at June 30, 2022 totaling $54,408.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:       Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and six month periods ended June 30, 2022 and 2021 are as follows:

	Three months ended June 30,
	2022	2021

Net income	$66,255	$80,524
Less allocation of net income to participating securities	1,721	960
Net income allocated to common shareholders	64,534	79,564

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,966,391	2,978,408
Less: Average unearned ESOP shares and unvested restricted stock	255,401	231,077
Weighted-average shares outstanding - basic	2,710,990	2,747,331

Basic earnings per common share	$0.02	$0.03

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,710,990	2,747,331
Stock options	83,703	72,313
Weighted-average shares outstanding - diluted	2,794,693	2,819,644

Diluted earnings per share	$0.02	$0.03

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six months ended June 30,
	2022	2021

Net income	$415,074	$1,403,036
Less allocation of net income to participating securities	11,120	13,953
Net income allocated to common shareholders	403,954	1,389,083

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,978,546	2,974,864
Less: Average unearned ESOP shares and unvested restricted stock	259,279	224,807
Weighted-average shares outstanding - basic	2,719,267	2,750,057

Basic earnings per common share	$0.15	$0.51

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,719,267	2,750,057
Stock options	74,174	69,074
Weighted-average shares outstanding - diluted	2,793,441	2,819,131

Diluted earnings per share	$0.14	$0.49

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at June 30, 2022. As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of June 30, 2022 (unaudited):

Total risk-based capital (to risk-weighted assets)	$39,653	17.8%	$17,809	8.0%	$22,262	10.0%

Tier I capital (to risk-weighted assets)	37,846	17.0%	13,357	6.0%	17,809	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,846	17.0%	10,018	4.5%	14,470	6.5%

Tier I capital (to adjusted average total assets)	37,846	14.2%	10,672	4.0%	13,340	5.0%

As of December 31, 2021:

Total risk-based capital (to risk-weighted assets)	$38,714	20.0%	$15,474	8.0%	$19,343	10.0%

Tier I capital (to risk-weighted assets)	37,041	19.2%	11,606	6.0%	15,474	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,041	19.2%	8,704	4.5%	12,573	6.5%

Tier I capital (to adjusted average total assets)	37,041	14.7%	10,106	4.0%	12,633	5.0%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and (liabilities) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$7,013,946	$—	$7,013,946	$—
Mortgage servicing rights	2,579,250	—	—	2,579,250
Interest rate lock commitments (included in other assets)	38,524	—		38,524
Interest rate lock commitments (included in other liabilities)	(993)	—	—	(993)
Forward sale commitments (included in other assets)	41,144	—	41,144	—
Forward sale commitments (included in other liabilities)	(26,123)	—	(26,123)	—

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,891,232	$—	$7,891,232	$—
Mortgage servicing rights	2,230,751	—	—	2,230,751
Interest rate lock commitments (included in other assets)	60,441	—		60,441
Interest rate lock commitments (included in other liabilities)	(7,640)	—	—	(7,640)
Forward sale commitments (included in other assets)	90,814	—	90,814	—
Forward sale commitments (included in other liabilities)	(23,378)	—	(23,378)	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(Unaudited)

Fair value as of the beginning of the period	$2,399,905	$2,333,873	$2,230,751	$2,025,323
Recognition of mortgage servicing rights on the sale of loans	29,057	294,210	101,700	661,374
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model and loan payments received on loan balances	150,288	88,218	246,799	29,604

Fair value at the end of the period	$2,579,250	$2,716,301	$2,579,250	$2,716,301

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides information on the Company’s derivative financial instruments as of June 30, 2022 and December 31, 2021:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

June 30, 2022 (unaudited):
Interest rate lock commitments	$4,607,500	$38,524	$993
Forward sale commitments	7,904,874	41,144	26,123

	$12,512,374	$79,668	$27,116

December 31, 2021:
Interest rate lock commitments	$8,725,795	$60,441	$7,640
Forward sale commitments	16,842,514	90,814	23,378

	$25,568,309	$151,255	$31,018

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of operations for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

	(Unaudited)

Interest rate lock commitments	$(54,410)	$214,569	$(225,389)	$421,832
Forward sale commitments	(105,848)	(648,444)	157,704	(551,012)

Unrealized losses recognized in earnings	$(160,258)	$(433,875)	$(67,685)	$(129,180)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at June 30, 2022 and December 31, 2021.

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
June 30, 2022 (unaudited):

Collateral-dependent impaired loans	$54,408	$—	$—	$54,408

December 31, 2021:

Collateral-dependent impaired loans	$120,170	$—	$—	$120,170

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2022 and December 31, 2021:

		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average)

June 30, 2022 (unaudited):
Mortgage servicing rights	$2,579,250	Discounted cash flow	Discount rate PSA prepayment speeds	10% (202%-327%) 220%
Interest rate lock and mandatory commitments (assets)	$79,668	Secondary market prices	Pull-through rate	(70%-100%) 87%
Interest rate lock and mandatory commitments (liabilities)	$(27,116)	Secondary market prices	Pull-through rate	(70%-100%) 87%
Impaired loans (collateral dependent)	$54,408	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2021:
Mortgage servicing rights	$2,230,751	Discounted cash flow	Discount rate PSA prepayment speeds	10% (274%-473%) 341%
Interest rate lock and mandatory commitments (assets)	$151,255	Secondary market prices	Pull-through rate	(70%-100%) 80%
Interest rate lock and mandatory commitments (liabilities)	$(31,018)	Secondary market prices	Pull-through rate	(70%-100%) 80%
Impaired loans (collateral dependent)	$120,170	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2022 (unaudited):
Financial Assets:
Cash and cash equivalents	$16,464,636	$16,464,636	$—	$—
Loans held for sale	3,300,184	—	3,337,366	—
Loans, net of allowance for loan losses	236,888,203	—	—	230,184,267
Federal Home Loan Bank stock	4,230,900	—	4,230,900	—
Interest receivable	683,673	—	683,673	—
Federal Home Loan Bank lender risk account receivable	2,239,151	—	—	2,141,383

Financial Liabilities:
Deposits	222,928,682	126,722,481	93,930,996	—
Federal Home Loan Bank advances	16,000,000	—	16,000,000	—
Advances from borrowers for taxes and insurance	1,079,704	—	1,079,704	—
Interest payable	10,583	—	10,583	—

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$21,851,786	$21,851,786	$—	$—
Loans held for sale	8,121,375	—	8,316,473	—
Loans, net of allowance for loan losses	195,541,821	—	—	193,058,440
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	577,002	—	577,002	—
Federal Home Loan Bank lender risk account receivable	2,286,690	—	—	2,413,880

Financial Liabilities:
Deposits	204,453,561	121,315,806	83,215,894	—
Advances from borrowers for taxes and insurance	1,808,971	—	1,808,971	—
Interest payable	24	—	24	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to fund fixed rate loans at June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022		December 31, 2021
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$7,804,632	4.124% - 6.25%	$15,298,287	2.50% - 4.125%

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

Loan commitments outstanding at June 30, 2022 and December 31, 2021, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	June 30,	December 31,
	2022	2021
	(Unaudited)

Commitments to originate loans for portfolio	$5,859,954	$3,405,020
Forward sale commitments	11,104,816	23,415,006
Lines of credit	25,319,763	20,881,558

NOTE 8:       Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at June 30, 2022 and December 31, 2021 are as follows:

	June 30,	December 31,
	2022	2021
	(Unaudited)

Net unrealized gains (losses) on available for sale securities	$(354,870)	$37,171

Directors' retirement plan	(415,081)	(432,667)
	(769,951)	(395,496)
Tax benefit	(161,690)	(61,193)

Net of tax amount	$(608,261)	$(334,303)

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

Activity in the stock option plans was as follows for the six months ended June 30, 2022:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
June 30, 2022:
Outstanding, beginning of period	296,342	$10.64	7.90	$1,144,637
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	296,342	$10.64	7.40	$1,173,514
Exercisable, end of period	158,407	$8.15	6.37	$1,022,446

In June 2017, the Company awarded 55,098 restricted shares to members of the Board of Directors and certain members of management under the 2017 Plan. In June 2020, the Company awarded 1,324 restricted shares to certain members of management under the 2017 Plan. The restricted stock awards have a five year vesting period.

On May 20, 2021, the Company awarded 17,000 restricted shares to members of the Board of Directors under the 2021 Plan. On June 9, 2021, the Company awarded 49,000 restricted shares to certain members of management under the 2021 Plan. The restricted stock awards have a five year vesting period.

A summary of the status of the Company’s nonvested shares as of June 30, 2022, and changes during the six-month period then ended, is presented below:

		Weighted-average
		grant-date
	Shares	fair value
Nonvested, beginning of period	77,646	$12.83
Granted	—	—
Vested	(24,050)	—
Forfeited	—	—
Nonvested, end of period	53,596	$12.83

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

Total compensation cost recognized in the income statement for share-based payment arrangements was $111,132 for the three months ended June 30, 2022 and $55,915 for the three months ended June 30, 2021. Total compensation cost recognized in the income statement for share-based payment arrangements was $222,265 for the six months ended June 30, 2022 and $84,449 for the six months ended June 30, 2021.

As of June 30, 2022, there was approximately $1,325,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 and 2021 Plans, which is expected to be recognized over a weighted-average period of 3.9 years.

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

FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower, results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and will assess its impact on its accounting and disclosures.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2021, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets. Total assets were $282.1 million at June 30, 2022, an increase of $30.6 million, or 12.2% from December 31, 2021. The increase was primarily due to an increase in loans, net of allowances, of $41.3 million, partially offset by a decrease in fed funds sold of $4.4 million, or 68.2% and a decrease in loans held for sale of $4.8 million, or 59.4%. The increase in loans, net of allowances was primarily due to the decreased demand for secondary market 30-year and 15-year fixed rate loans. As a result of the lower demand in the secondary market, adjustable rate mortgages (ARM loans), particularly 5/1, 7/1 and 10/1 ARMs were more attractive to borrowers during the six months ended June 30, 2022. The Company, generally, does not sell ARM loans but rather maintains them in the loan portfolio.

Total asset growth, and loan growth in particular, are not anticipated to continue to increase at the pace experienced during the six months ended June 30, 2022. The Company has adjusted mortgage pricing to increase secondary market sales while slowing loan portfolio growth to match funding capacity.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.4 million, or 24.7%, to $16.5 million at June 30, 2022, from $21.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily attributable to funding the net increase in loans, net of allowances.

Available-for-Sale Debt Securities. Available-for-sale debt securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $877,000 or 11.1%, to $7.0 million at June 30, 2022 from $7.9 million at December 31, 2021, due primarily to the principal repayments on the securities.

Net Loans. Net loans increased $41.3 million, or 21.1%, to $236.9 million at June 30, 2022 from $195.5 million December 31, 2021. The increase in loans was primarily attributable to a $29.3 million increase in one to four family owner-occupied mortgage loans. Nonresidential loans increased $9.0 million, or 21.6%. Multifamily loans increased $5.4 million, or 9.9%. One to four family nonowner-occupied loans increased $2.2 million, or 21.0%. The increase in one to four family residential loans is due to the shift in loan originations from fixed rate loans sold to the secondary market to 5/1, 7/1 and 10/1 adjustable rate mortgages. The shift from the origination of fixed rate loans to be sold in the secondary to adjustable-rate loans to be held in our portfolio is expected to negatively impact our ability to generate gains on the sales of loans. However, the increase in the origination of adjustable-rate mortgages is expected to positively impact our interest income. The undisbursed portion of construction loans increased $7.1 million, or 58.5%, to $19.3 million. The undisbursed portions of the loans are expected to be disbursed in the next six to eighteen months as construction is completed. However, residential construction loan disbursements have been slower than expected due to supply chain issues.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $4.8 million, or 59.4%, to $3.3 million at June 30, 2022 from $8.1 million at December 31, 2021. Market interest rates increased during the period which had a negative impact on our ability to originate loans for sale in the secondary market. Continued increases in market interest rates is expected to continue to hamper our ability to generate gains on sales of loans.

During the six months ended June 30, 2022, we had proceeds of $73.3 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Our volume of loan sales declined by $84.8 million, or 53.6%, from $158.0 million for the six months ended June 30, 2021.

Assets held for sale. During the quarter ended June 30, 2022, the Company filed notice with the Office of the Comptroller of the Currency (“OCC”) that the Covington, Kentucky branch location would be closed on August 12, 2022. All deposit accounts will be transferred to the Florence, Kentucky location. Subsequent to the notice to the OCC, the Company accepted a purchase offer for the property.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent appraisal, increased $349,000, or 15.6%, to $2.6 million at June 30, 2022, from $2.2 million at December 31, 2021, primarily due to slower prepayment speed assumptions. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. A slowdown in mortgage refinance activity would be expected to have a favorable impact on the fair value of our mortgage servicing rights. The balance of residential mortgage loans serviced primarily for Freddie Mac and the FHLB of Cincinnati decreased to $274.4 million at June 30, 2022 compared to $282.0 at December 31, 2021. New mortgage servicing rights recorded for the six months ended June 30, 2022 were $101,700. The change in fair value of mortgage servicing rights was an increase of $246,800 for the six months ended June 30, 2022. The appraised value of the mortgage servicing rights increased eight basis points to 0.94% at June 30, 2022.

Deposits. Deposits increased $18.5 million, or 9.0%, to $222.9 million at June 30, 2022 from $204.5 million at December 31, 2021. The increase in deposits was primarily due to an increase of $13.1 million, or 15.7%, in certificates of deposits, primarily obtained through the National CD Rateline deposit listing service. The increase in National CD Rateline funds was used primarily to fund loan growth during the six months ended June 30, 2022. Demand deposits increased $3.0 million, or 6.5% and savings deposits increased $2.4 million or 3.2%. The increase in savings deposits was primarily from the addition of a new local municipality relationship during the quarter ended June 30, 2022.

Borrowings. Federal Home Loan Bank advances increased $16.0 million at June 30, 2022. There were no borrowings at December 31, 2021. The increase in FHLB advance borrowing was attributable to a need to fund the increase in loans.

Stockholders’ Equity. Stockholders’ equity decreased $3.0 million, or 7.0%, to $39.9 million at June 30, 2022 from $42.9 million at December 31, 2021. The decrease was primarily due to a $3.0 million one-time, special dividend paid to shareholders during the six months ended June 30, 2022. Accumulated other comprehensive loss increased $274,000 due to increased unrealized losses in the fair value of the investment portfolio due to the increase in market interest rates. Investment losses are primary concentrated in one monthly floating rate security tied to the secured overnight funding rate (SOFR). All other investment securities are monthly adjustable-rate securities tied to the one-month T-Bill, one month LIBOR or the one-year Treasury index. These decreases were partially offset by net income of $415,000 for the six months ended June 30, 2022.

Comparison of Operating Results for the Three months ended June 30, 2022 and June 30, 2021

General. The Company recorded net income of $66,000 for the quarter ended June 30, 2022, a decrease of $15,000, or 17.7%, compared to net income of $81,000 for the quarter ended June 30, 2021. The decrease in net income was due primarily to a $943,000 decrease in noninterest income and a $113,000 increase in the provision for loan losses, which were partially offset by a $605,000 increase in net interest income and a $450,000 decrease in noninterest expense.

Interest and Dividend Income. Interest income increased $365,000, or 19.1%, to $2.3 million for the quarter ended June 30, 2022 compared to the comparable quarter in 2021. Interest income on portfolio loans increased $359,000, or 20.1%, to $2.2 million for the three months ended June 30, 2022. The average balance of portfolio loans during the three months ended June 30, 2022 increased $35.8 million to $222.0 million. The increase in average portfolio loans outstanding was concentrated in one to four residential, nonresidential mortgage loans and multifamily loans. The average yield on loans increased 3 basis points to 3.87% for the three months ended June 30, 2022 from 3.84% for the three months ended June 30, 2021. The average balance of loans held for sale decreased $6.7 million, or 66.1%, during the quarter ended June 30, 2022 compared to the same quarter in 2021.

Interest income on other interest-earning assets increased $38,000, or 265.1%, to $52,900 for the three months ended June 30, 2022 compared to the same period in 2021. The yield on other interest-bearing assets increased 106 basis points to 1.24% for the three months ended June 30, 2022. The average balance on other interest-earning assets decreased $190,000 to $15.2 million. The balance on Federal Home Loan Bank Stock increased to $4.2 million. The dividend rate paid on FHLB stock was 3.00% at June 30, 2022. Interest income on securities, other interest-bearing assets and FHLB stock has been favorably impacted by the increase in short-term market interest rates. The investment securities portfolio is composed of monthly adjustable-rate securities tied to the one-month T-Bill, one month LIBOR or the one-year Treasury index.

Interest Expense. Total interest expense decreased $240,000, or 47.7%, to $263,000 for the quarter ended June 30, 2022 from $503,000 for the quarter ended June 30, 2021. Interest expense on borrowings declined by $237,000 period to period, reflecting the cost-saving effects of management’s strategy to prepay higher cost borrowings in 2021. Interest expense on deposits decreased $2,000, or 1.0%, to $253,000 for the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021. The decrease in deposit interest expense between the comparable quarters in 2022 from 2021 was primarily due to a 23 basis point decrease in the average cost of deposits, offset by an increase of $62.5 million in the average balance of deposits during the second quarter of 2022 compared to the same quarter in 2021.

Interest expense on savings accounts increased $35,000 during the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021, due to an increase of $24.7 million in average savings balances. The average cost of savings accounts increased 12 basis points to 0.30% during the quarter ended June 30, 2022. The increase in balances was primarily attributable to deposit relationships established by two local municipalities. The average cost of interest-bearing demand deposits was 14 basis points for the quarter ended June 30, 2022 compared to 15 basis points for the quarter ended June 30, 2021. The average balances in interest-bearing demand accounts increased $6.2 million during the three months ended June 30, 2022 compared to June 30, 2021. Interest expense on certificates of deposit decreased $39,000, or 17.8%. The average cost of certificates decreased 70 basis points to 0.80%. The average balance of certificates of deposit increased $31.6 million to $90.0 million for the three months ended June 30, 2022 compared to the same period ended June 30, 2021.

Interest expense on FHLB advances decreased $238,000, or 96.0%, to $11,000 for the quarter ended June 30, 2022 from the quarter ended June 30, 2021. The average balance of advances decreased $33.5 million, or 86.6%, for the quarter ended June 30, 2022. The average cost of FHLB borrowings decreased 179 basis points to 0.77% for the quarter ended June 30, 2022. The decrease in the average FHLB Advance rate was due to the prepayment of advances undertaken in 2021 and replacement of the borrowings with National CD Rateline funds. The National CD Rateline portfolio totaled $52.1 million with an average remaining term of 13 months and an average rate of 0.73% as of June 30, 2022.

Net Interest Income. Net interest income increased $605,000, or 43.0%, for the quarter ended June 30, 2022 compared to the same quarter in 2021. The interest rate spread increased to 3.14% for the quarter ended June 30, 2022 compared to 2.27% for the quarter ended June 30, 2021. The net interest margin increased 73 basis points to 3.22% for the quarter ended June 30, 2022, compared to 2.49% for the quarter ended June 30, 2021.

Provision for Loan Losses. Based on our analysis, we recorded a provision of $113,000 for loan losses for the three months ended June 30, 2022. The allowance for loan losses was $1.8 million, or 0.70% of total loans, at June 30, 2022, compared to $1.7 million, or 0.82% of total loans, at June 30, 2021. Given the growth in the loan portfolio during the six months ended June 30, 2022, an increase in the allowance was warranted. Total past due loans were $209,000, or 0.08% of loans at June 30, 2022. The Company had no net charge-offs during the three-month period ended June 30, 2022. As a percentage of nonperforming loans, the allowance for loan losses was 3,320.4% at June 30, 2022.

The credit quality of the Bank’s loan portfolio remained consistent, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of June 30, 2022, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor the loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2022. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $943,000, or 46.9%, to $1.1 million for the quarter ended June 30, 2022 from $2.0 million for the comparable quarter in 2021. The gain on sale of loans decreased $1.3 million, or 68.7%, to $604,000 for the quarter ended June 30, 2022 from $1.9 million for the comparable quarter in 2021. The volume of loans sold during the three months ended June 30, 2022 totaled $27.5 million, a decrease of $36.6 million, or 57.1%, from the $64.1 million loan sales volume during the three months ended June 30, 2021. Net mortgage derivative expense was $160,000 for the quarter ended June 30, 2022, compared to net mortgage derivative expense of $434,000 for the quarter ended June 30, 2021. The increase in market interest rates negatively impacted gain on sale of loans in the quarter ended June 30, 2022 and is likely to have a continuing negative impact on noninterest income for the remainder of 2022.

Net mortgage servicing fees increased $78,000, or 31.5%, for the three months ended June 30, 2022 compared to the same period in 2021. The fair value of mortgage servicing rights increased $150,000 for the quarter ended June 30, 2022 compared to an increase in the fair value of $88,000 for the comparable quarter in 2021. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. The value of the mortgage servicing rights was increased by the recognition of $29,000 in new mortgage servicing rights for the quarter ended June 30, 2022 compared to $294,000 in new mortgage servicing rights for the quarter ended June 30, 2021. The increase in market interest rates is likely to have a positive impact on the value of mortgage servicing rights as loan prepayments slow, however, increasing market interest rates are likely to decrease mortgage origination volumes and negatively impact the level of new mortgage servicing rights.

Non-Interest Expense. Non-interest expense decreased $450,000, or 13.5%, to $2.9 million for the quarter ended June 30, 2022, from the comparable quarter in 2021. Salaries and employee benefits decreased $445,000, or 20.2%, to $1.8 million for the quarter ended June 30, 2022 from $2.2 million for the comparable quarter in 2021, due primarily to decreased loan officer commission expense and mortgage banking staff reductions. Loan costs decreased $40,000, or 21.4% due to lower mortgage origination volumes. Advertising expense increased $32,000, or 33.2%, due primarily to the checking account marketing program and direct-mail marketing campaigns.

Federal Income Taxes. The provision for federal income taxes increased $14,000, or 141.2%, for the three months ended June 30, 2022, compared to the same period in 2021. The effective tax rates were 26.6% and 11.0% for the three months ended June 30, 2022 and 2021, respectively.

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

	For the Three Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$222,037	$2,148	3.87%	$186,286	$1,789	3.84%
Loans held for sale	3,426	53	6.19	10,112	87	3.44
Securities	7,234	22	1.22	9,426	21	0.89
Fed Funds	2,561	6	0.94	5,019	1	0.08
Other (1)	15,173	47	1.24	15,363	13	0.34
Total interest-earning assets	250,431	2,276	3.64	226,206	1,911	3.38
Non-interest-earning assets	16,504			14,395
Total assets	$266,935			$240,601

Interest-bearing liabilities:
Savings	$78,975	60	0.30	$54,239	25	0.18
Interest-bearing demand	36,000	13	0.14	29,809	11	0.15
Certificates of deposit	90,018	180	0.80	58,398	219	1.50
Total deposits	204,993	253	0.49	142,446	255	0.72
FHLB borrowings	5,188	10	0.77	38,737	248	2.56
Total interest-bearing liabilities	210,181	263	0.50	181,183	503	1.11
Non-interest-bearing demand	15,486			18,982
Other non-interest-bearing liabilities	3,954			5,318
Total non- interest-bearing liabilities	19,440			24,300
Total equity	37,314			35,118
Total liabilities and total equity	$266,935			$240,601
Net interest income		$2,013			$1,408
Net interest rate spread (2)			3.14%			2.27%
Net interest-earning assets (3)	$40,250			$45,023
Net interest margin (4)			3.22%			2.49%
Average interest-earning assets to interest-bearing liabilities			119.15%			124.85%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee expense of $2,000 for the three months ended June 30, 2022 and $20,000 of loan fee expense for the three months ended June 30, 2021.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021

General. The Company recorded net income of $415,000 for the six months ended June 30, 2022, a decrease of $988,000 from the six-month period ended June 30, 2021. The decrease in net income was due to a $2.9 million decrease in noninterest income, primarily due to a $3.2 million decrease in gain on sale of loans, partially offset by a $1.0 million increase in net interest income, a $770,000 decrease in noninterest expense, and a $238,000 decrease in the provision for income taxes.

Interest and Dividend Income. Interest income increased $478,000, or 12.5%, to $4.3 million for the six months ended June 30, 2022 compared to June 30, 2021. Interest income on loans increased $485,000, or 13.5%, to $4.2 million as of June 30, 2022. The average balance of portfolio loans during the six months ended June 30, 2022 increased $35.7 million to $213.1 million, compared to the six months ended June 30, 2021. The increase in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans, nonresidential mortgage loans, multifamily loans, and land and construction loans. The average yield on loans decreased 23 basis points to 3.83% for the six months ended June 30, 2021 from 4.06% for the six months ended June 30, 2021. The average balance of loans held for sale decreased $6.8 million during the six months ended June 30, 2022 compared to the same six month period in 2021, while the average yield on loans held for sale increased 146 basis points, to 4.06% for the six months ended June 30, 2022 from 2.60% for the same six months in 2021.

Interest income on securities increased $4,000, or 12.6%, for the six months ended June 30, 2022. The average balance of securities decreased $1.5 million to $7.5 million at June 30, 2022. The yield on securities increased 26 basis points due to higher market interest rates. Interest income on other interest-earning assets increased $35,000, or 97.2%. The yield on other interest-bearing assets increased 57 basis points due to a higher dividend rate paid on FHLB stock and the increase in short term interest rates. The investment securities portfolio is composed of monthly adjustable rate securities tied to the one month T-Bill, one month LIBOR or the one year Treasury index.

Interest Expense. Total interest expense decreased $546,000, or 54.5%, to $457,000 for the six months ended June 30, 2022 from $1.0 million for the six months ended June 30, 2021. Interest expense on deposit accounts decreased $102,000, or 18.7%, to $445,000 for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease in deposit expense between comparable periods in 2022 from 2021 was primarily due to a 32 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings increased $52,000, or 108.3%, during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, due to an increase in the average balance of savings accounts of $25.0 million. The average cost of savings accounts increased 8 basis points compared to the same period ended June 30, 2021. Interest expense on interest-bearing demand accounts increased $3,000. The average cost of interest-bearing demand deposits remained at 14 basis points. The average balances in interest-bearing demand accounts increased $4.1 million during the six months ended June 30, 2022 compared to the same period ended June 30, 2021. Interest expense on certificates of deposit decreased $157,000, or 32.9%. The average cost of certificates decreased 86 basis points to 0.74%. The average balance of certificates of deposit increased $26.3 million to $86.0 million for the six months ended June 30, 2022 compared to the same period ended June 30, 2021.

Interest expense on FHLB advances decreased $444,000, or 97.4%, to $12,000 for the six months ended June 30, 2022 from the six months ended June 30, 2021. The average balance of advances decreased $34.9 million, or 90.5%, for the six months ended June 30, 2022. The average cost of FHLB borrowings decreased 171 basis points to 0.65% for the six months ended June 30, 2022.

Net Interest Income. Net interest income increased $1.0 million, or 36.3%, for the six months ended June 30, 2022 compared to the same period in 2021. The interest rate spread increased to 3.09% for the six months ended June 30, 2022 compared to 2.35% for the six months ended June 30, 2021. The net interest margin increased 62 basis points to 3.17% at June 30, 2021 compared to 2.55% at June 30, 2021.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we recorded a provision for loan losses of $134,000 for the six months ended June 30, 2022. The allowance for loan losses was $1.8 million, or 0.70% of total loans, at June 30, 2022, compared to $1.7 million, or 0.82% of total loans, at June 30, 2021. The Company had no net charge-offs during the six month period ended June 30, 2021. Given the growth in the loan portfolio during the six months ended June 30,2022, an increase in the allowance was warranted. Total past due loans were $209,000, or 0.08% of loans at June 30, 2022. The Company had no net charge-offs during the three-month period ended June 30, 2022. As a percentage of nonperforming loans, the allowance for loan losses was 3,320.4% at June 30, 2022.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of June 30, 2022, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the economic uncertainties resulting from COVID-19.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2022. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $2.9 million, or 51.9%, to $2.7 million for the six months ended June 30, 2022 from $5.6 million for the comparable period in 2021. The gain on sale of loans decreased $3.2 million, or 67.6%, to $1.6 million for the six months ended June 30, 2022 from $4.8 million for the comparable six months in 2021. The volume of loans sold during the six months ended June 30, 2022 totaled $73.3 million, a decrease of $84.8 million, or 53.6%, from the $158.0 million loan sales volume during the six months ended June 30, 2021.

Mortgage derivative expense was $68,000 for the six months ended June 30, 2022, compared to mortgage derivative expense of $129,000 for June 30, 2021.

Mortgage servicing fee income increased $263,000, or 78.9%, primarily due to an increase in the value of mortgage service rights during the six months ended June 30, 2022 compared to the same period in 2021. The value of mortgage servicing rights increased $247,000 for the six months ended June 30, 2022 compared to an increase in the fair value of $30,000 for the comparable period in 2021. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. With the increase in interest rates initiated by the Federal Reserve Board in 2022, a decrease in the mortgage prepayment speed assumption has had a favorable impact on the fair value of our mortgage servicing rights during 2022. The recognition of new mortgage servicing rights was $102,000 for the six months ended June 30, 2022 compared to $661,000 for the six months ended June 30, 2021.

Non-Interest Expense. Non-interest expense decreased $770,000, or 11.6%, to $5.9 million for the six months ended June 30, 2022, compared to $6.6 million for the same period in 2021. Salaries and employee benefits decreased $766,000, or 17.4%, to $3.6 million for the six months ended June 30, 2022 from $4.4 million for the comparable period in 2021, due primarily to decreased mortgage lending and servicing support staff, decreased loan officer commission expense, and related decreased payroll tax expense and 401(k) matching contributions. Loan costs decreased $132,000, or 33.2%, due to the decreased loan volume. Advertising expense increased $83,000, or 61.6% due to increased direct mail and promotional campaigns to increase core deposits. Net losses on sales of foreclosed assets increased $48,000, primarily due to a $56,000 loss on other real estate owned during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company filed notice with the OCC that the Covington, Kentucky branch location would be closed on August 12, 2022. All deposit accounts will be transferred to the Florence, Kentucky location. Subsequent to the notice to the OCC, the Company accepted a purchase offer for the real estate property.

Federal Income Taxes. The provision for federal income taxes was $122,000 for the six months ended June 30, 2022, compared to tax expense of $360,000 for June 30, 2021, a decrease of $238,000, or 66.1%. The decrease was due primarily to the $1.2 million, or 69.5%, decrease in income before income tax for the six months ended June 30, 2021. The effective tax rates were 22.7% and 20.4% for the six months ended June 30, 2022 and 2021, respectively.

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

	For the Six Months Ended June 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$213,083	$4,085	3.83%	$177,376	$3,600	4.06%
Loans held for sale	5,267	107	4.06	12,058	157	2.60
Securities	7,469	37	1.09	8,983	33	0.73
Fed Funds	3,073	6	0.39	6,096	1	0.03
Other (1)	14,173	71	1.00	16,926	36	0.43
Total interest-earning assets	243,065	4,306	3.54	221,439	3,827	3.46
Non-interest-earning assets	16,240			17,931
Total assets	$259,305			$239,370

Interest-bearing liabilities:
Savings	$77,343	100	0.26	$52,302	48	0.18
Interest-bearing demand	34,681	25	0.14	30,622	22	0.14
Certificates of deposit	85,962	320	0.74	59,624	477	1.60
Total deposits	197,986	445	0.45	142,548	547	0.77
FHLB borrowings	3,679	12	0.65	38,598	456	2.36
Total interest-bearing liabilities	201,665	457	0.45	181,146	1,003	1.11
Non-interest-bearing demand	16,403			18,167
Other non-interest-bearing liabilities	4,091			4,914
Total non-interest-bearing liabilities	20,494			23,081
Total equity	37,146			35,143
Total liabilities and total equity	$259,305			$239,370
Net interest income		$3,849			$2,824
Net interest rate spread (2)			3.09%			2.35%
Net interest-earning assets (3)	$41,400			$40,293
Net interest margin (4)			3.17%			2.55%
Average interest-earning assets to interest-bearing liabilities			120.53%			122.24%

(5)Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.

(6)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(7)Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(8)Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee expense of $23,000 for the six months ended June 30, 2022 and $11,000 of loan fee income for the six months ended June 30, 2021.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2022, the Bank had $16.0 million in advances outstanding from the FHLB. At June 30, 2022, the Bank had collateral based capacity to borrow an additional $24.1 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $5.5 million and $738,000 for the six months ended June 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $41.2 million and $29.2 million for the six months ended June 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $30.3 million and $11.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2022, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $2.0 million.

At June 30, 2022, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.8 million, or 14.2% of adjusted total assets, which is above the well-capitalized required level of $13.3 million, or 5.0%; total risk-based capital of $39.7 million, or 17.8% of risk-weighted assets, which is above the well-capitalized required level of $22.3 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $37.8 million, or 17.0%, of risk-weighted assets, which is above the well-capitalized required level of $14.5 million, or 6.5%. At December 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.0 million, or 14.7% of adjusted total assets, which is above the well-capitalized required level of $12.6 million, or 5.0%; and total risk-based capital of $38.7 million, or 20.0% of risk-weighted assets, which is above the well-capitalized required level of $19.3 million, or 10.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at June 30, 2022, and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2022, we had outstanding commitments to originate fixed-rate loans of $7.8 million, unfunded lines of credit of $25.3 million and forward sale commitments of $11.2 million. We had commitments to originate loans for portfolio of $5.9 million and undisbursed portion of loans of $19.3 million at June 30, 2022. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from June 30, 2022 totaled $48.4 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2022, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended June 30, 2022:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)

April 1 to 30, 2022	23,545	$15.41	74,412	74,369
May 1 to 31, 2022	5,856	$14.27	80,268	68,513
June 1 to 30, 2022	—	—	80,268	68,513
(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. At June 30, 2022, the Company had purchased a total of 80,268 shares of the Company’s common stock under this program at an average price of $14.47 per share, and there remained 68,513 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101

The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP, INC.

Date: August 12, 2022	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)