Form 10-Q
period 2022-09-30
Cincinnati Bancorp, Inc.
filed 2022-11-14
CIK 1787005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of outstanding shares of the registrant’s common stock as of November 10, 2022 was 2,886,275.

Cincinnati Bancorp, Inc.

Form 10-Q

Part I. – Financial Information

Item 1.     Financial Statements

Cincinnati Bancorp, Inc.

Condensed Consolidated Balance Sheets

September 30, 2022 (Unaudited) and December 31, 2021

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Cash and due from banks	$2,162,391	$2,505,136
Interest-bearing demand deposits in banks	13,353,991	12,831,650
Federal funds sold	1,786,000	6,515,000

Cash and cash equivalents	17,302,382	21,851,786

Available-for-sale debt securities	6,792,195	7,891,232
Loans held for sale	4,936,933	8,121,375
Loans, net of allowance for loan losses of $1,833,835 and $1,672,545, respectively	243,301,785	195,541,821
Premises and equipment, net	2,674,003	3,488,822
Assets held for sale	691,451	—
Federal Home Loan Bank stock	4,731,400	4,149,300
Interest receivable	762,587	577,002
Mortgage servicing rights	3,129,822	2,230,751
Federal Home Loan Bank lender risk account receivable	2,232,323	2,286,690
Bank-owned life insurance	4,319,089	4,256,570
Other assets	1,409,897	1,068,690

Total assets	$292,283,867	$251,464,039

Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$46,153,481	$45,787,848
Savings	75,701,860	75,527,958
Certificates of deposit	106,440,011	83,137,755
Total deposits	228,295,352	204,453,561

Federal Home Loan Bank advances	20,000,000	—
Advances from borrowers for taxes and insurance	1,625,515	1,808,971
Interest payable	41,863	24
Directors deferred compensation	708,637	696,295
Deferred tax liabilities	1,263,743	1,090,765
Other liabilities	694,212	514,705

Total liabilities	252,629,322	208,564,321

Commitments and Contingent Liabilities	—	—

Stockholders’ Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	—	—
Common stock - authorized 14,000,000 shares, $0.01 par value; issued 3,044,839; outstanding 2,886,275 at September 30, 2022 and 2,930,550 at December 31, 2021	28,812	29,275
Additional paid-in capital	21,670,294	22,953,608
Unearned ESOP shares	(1,493,672)	(1,570,810)
Retained earnings - substantially restricted	20,133,807	21,821,948
Accumulated other comprehensive loss	(684,696)	(334,303)

Total stockholders’ equity	39,654,545	42,899,718

Total liabilities and stockholders’ equity	$292,283,867	$251,464,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,558,768	$2,226,780	$6,750,563	$5,983,403
Securities	45,462	14,675	82,689	56,655
Dividends on Federal Home Loan Bank stock and other	113,229	15,789	190,303	44,368
Total interest and dividend income	2,717,459	2,257,244	7,023,555	6,084,426

Interest Expense
Deposits	448,895	243,973	893,781	791,311
Federal Home Loan Bank advances	102,301	74,234	114,208	529,744
Total interest expense	551,196	318,207	1,007,989	1,321,055

Net Interest Income	2,166,263	1,939,037	6,015,566	4,763,371

Provision for Loan Losses	21,000	—	155,000	—

Net Interest Income After Provision for Loan Losses	2,145,263	1,939,037	5,860,566	4,763,371

Noninterest Income
Gain on sales of loans	641,442	2,108,495	2,192,885	6,893,315
Mortgage servicing fees (costs)	703,014	(228,722)	1,300,119	105,071
Mortgage derivative income (expense)	315,072	(31,142)	247,387	(160,322)
Other	302,059	265,991	889,848	832,286
Total noninterest income	1,961,587	2,114,622	4,630,239	7,670,350

Noninterest Expense
Salaries and employee benefits	1,882,498	2,176,393	5,518,588	6,578,956
Occupancy and equipment	175,813	214,327	521,432	592,913
Directors compensation	42,250	42,250	126,750	126,750
Data processing	211,787	189,038	611,144	584,565
Professional fees	140,925	106,103	335,830	289,281
Franchise tax	63,695	67,500	214,713	209,812
Deposit insurance premiums	16,321	15,187	48,508	45,046
Advertising	52,932	101,958	270,553	236,635
Software licenses	42,076	36,748	129,944	97,137
Loan costs	151,089	194,981	418,282	594,672
FHLB advance prepayment penalties	—	763,319	—	763,319
Net loss on sale of foreclosed assets	—	—	48,343	—
Other	220,769	248,407	602,726	653,867
Total noninterest expense	3,000,155	4,156,211	8,846,813	10,772,953

Income (Loss) Before Income Taxes	1,106,695	(102,552)	1,643,992	1,660,768

Provision for Income Taxes (Benefit)	239,138	(7,731)	361,361	352,553

Net Income (Loss)	$867,557	$(94,821)	$1,282,631	$1,308,215

Earnings (loss) per common share - basic	$0.31	$(0.03)	$0.46	$0.47
Earnings (loss) per common share - diluted	$0.30	$(0.03)	$0.45	$0.46
Weighted-average shares outstanding - basic	2,716,057	2,740,335	2,718,185	2,746,781
Weighted-average shares outstanding - diluted	2,800,894	2,740,335	2,792,022	2,819,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(Unaudited)		(Unaudited)

Net Income (Loss)	$867,557	$(94,821)	$1,282,631	$1,308,215

Other Comprehensive Loss:
Net unrealized losses on available-for-sale securities	(107,045)	(5,631)	(508,967)	(20,379)
Tax benefit	22,479	1,183	106,885	4,280
Changes in directors’ retirement plan prior service costs	10,291	10,962	27,876	(30,222)
Tax (expense) benefit	(2,160)	(2,303)	23,813	(23,682)
Other comprehensive loss	(76,435)	4,211	(350,393)	(70,003)

Comprehensive Income (Loss)	$791,122	$(90,610)	$932,238	$1,238,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2022:

Balance, July 1, 2022	$29,616	$22,717,222	$(1,519,385)	$19,266,250	$(608,261)	$39,885,442

ESOP shares earned	—	12,624	25,713	—	—	38,337

Stock based compensation expense	—	85,344	—	—	—	85,344

Net income	—	—	—	867,557	—	867,557

Repurchase of common stock	(804)	(1,144,896)	—	—	—	(1,145,700)

Other comprehensive loss	—	—	—	—	(76,435)	(76,435)

Balance, September 30, 2022	$28,812	$21,670,294	$(1,493,672)	$20,133,807	$(684,696)	$39,654,545

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Months Ended September 30, 2021:

Balance, July 1, 2021	$29,756	$23,179,224	$(1,622,235)	$21,576,440	$(366,228)	$42,796,957

ESOP shares earned	—	11,391	25,713	—	—	37,104

Stock based compensation expense	—	111,133	—	—	—	111,133

Net loss	—	—	—	(94,821)	—	(94,821)

Repurchase of common stock	(449)	(419,521)	—	—	—	(419,970)

Other comprehensive income	—	—	—	—	4,211	4,211

Balance, September 30, 2021	$29,307	$22,882,227	$(1,596,522)	$21,481,619	$(362,017)	$42,434,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2022:

Balance, January 1, 2022	$29,275	$22,953,608	$(1,570,810)	$21,821,948	$(334,303)	$42,899,718

Dividends paid	—	—	—	(2,970,772)	—	(2,970,772)

ESOP shares earned	—	37,214	77,138	—	—	114,352

Stock-based compensation expense	—	307,609	—	—	—	307,609

Net income	—	—	—	1,282,631	—	1,282,631

Repurchase of common stock	(463)	(1,628,137)	—	—	—	(1,628,600)

Other comprehensive loss	—	—	—	—	(350,393)	(350,393)

Balance, September 30, 2022	$28,812	$21,670,294	$(1,493,672)	$20,133,807	$(684,696)	$39,654,545

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders’
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2021:

Balance, January 1, 2021	$29,756	$23,266,485	$(1,673,660)	$20,173,404	$(292,014)	$41,503,971

ESOP shares earned	—	29,551	77,138	—	—	106,689

Stock-based compensation expense	—	195,583	—	—	—	195,583

Net income	—	—	—	1,308,215	—	1,308,215

Repurchase of common stock	(449)	(609,392)	—	—	—	(609,841)

Other comprehensive loss	—	—	—	—	(70,003)	(70,003)

Balance, September 30, 2021	$29,307	$22,882,227	$(1,596,522)	$21,481,619	$(362,017)	$42,434,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021 (Unaudited)

	2022	2021

	(Unaudited)
Operating Activities
Net income	$1,282,631	$1,308,215
Items not requiring (providing) cash:
Depreciation and amortization	163,426	173,860
Provision for loan losses	155,000	—
Amortization of premiums and discounts on securities, net	3,694	12,764
Change in deferred income taxes	517,586	164,155
Gain on sale of loans	(2,192,885)	(6,893,315)
Impairment of foreclosed assets held for sale	60,000	—
Proceeds from the sale of loans held for sale	106,973,817	219,434,532
Origination of loans held for sale	(101,596,490)	(210,394,235)
Net loss on sale of foreclosed assets	48,343	—
Mortgage servicing rights	(899,071)	(491,961)
Earnings on cash surrender value of bank-owned life insurance	(62,519)	(62,831)
Stock-based compensation expense	307,609	195,583
ESOP shares earned	114,352	106,689
Changes in:
Interest receivable	(185,585)	(58,132)
Federal Home Loan Bank lender risk account receivable	54,367	13,608
Derivative assets	(247,551)	226,475
Other assets	(93,656)	108,354
Interest payable	41,839	(62,547)
Derivative liabilities	165	(66,153)
Other liabilities	5,651	(445,527)
Net cash provided by operating activities	4,450,723	3,269,534

Investing Activities
Net change in interest-bearing deposits	—	2,000,000
Proceeds from maturities of available-for-sale debt securities	586,375	1,889,231
Purchase of available for sale debt securities	—	(5,034,375)
Purchase of Federal Home Loan Bank stock	(582,100)	(1,347,500)
Net change in loans	(47,982,282)	(27,981,127)
Purchase of premises and equipment	(40,058)	(219,788)
Proceeds from sale of foreclosed assets	(41,025)	—
Net cash used in investing activities	(48,059,090)	(30,693,559)

Financing Activities
Net increase in deposits	23,841,791	33,485,742
Repurchase of common stock	(1,628,600)	(609,841)
Proceeds from Federal Home Loan Bank advances	206,750,000	196,500,000
Repayment of Federal Home Loan Bank advances	(186,750,000)	(218,712,000)
Dividends paid	(2,970,772)	—
Net change in advances from borrowers for taxes and insurance	(183,456)	(513,200)
Net cash provided by financing activities	39,058,963	10,150,701

Decrease in Cash and Cash Equivalents	(4,549,404)	(17,273,324)
Cash and Cash Equivalents, Beginning of Period	21,851,786	32,347,806
Cash and Cash Equivalents, End of Period	$17,302,382	$15,074,482

Supplemental Cash Flows Information
Interest paid	$966,150	$1,383,602
Income taxes paid	255,000	455,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:       Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp, Inc. (“Company”), is the savings and loan holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021 include the accounts of the Company and the Bank. All significant intercompany items have been eliminated in consolidation.

Interim Financial Statements

The interim condensed consolidated financial statements as of September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in these unaudited consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

accounting principles in the United States of America (“GAAP”) have been omitted. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2022, or any other period.

The accompanying condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021, should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2021 and 2020 contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-Sale Debt Securities:

September 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$7,254,110	$—	$(461,915)	$6,792,195

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,844,180	$49,809	$(2,757)	$7,891,232

The Company had no sales of investment securities during the nine-month periods ended September 30, 2022 or 2021. The Company had not pledged any of its investment securities as of September 30, 2022 or December 31, 2021.

The amortized cost and fair value of available-for-sale securities at September 30, 2022 and December 31, 2021, by contractual maturity is not disclosed for mortgage-backed securities, as expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2022 and December 31, 2021 was $6,792,195 and $126,007, respectively, which represented 100.0% and approximately 1.6%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2022 and December 31, 2021:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$3,015,745	$(40,251)	$3,776,450	$(421,664)	$6,792,195	$(461,915)

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$12,977	$(48)	$113,030	$(2,709)	$126,007	$(2,757)

Unrealized losses on securities have not been recognized into income because the issuers’ bonds are of high credit quality, values have only been impacted by changes in interest rates since the securities were purchased, and the Company has the intent and ability to hold the securities for the foreseeable future. The fair value is expected to recover as the bonds approach the maturity date.

NOTE 3:       Loans and Allowance for Loan Losses

Categories of loans at September 30, 2022 and December 31, 2021 include:

	September 30,	December 31,
	2022	2021
	(Unaudited)

One to four family mortgage loans - owner occupied	$105,120,879	$70,336,846
One to four family - investment	13,262,342	10,361,388
Multifamily mortgage loans	59,577,790	55,029,111
Nonresidential mortgage loans	50,091,750	41,761,964
Construction and land loans	18,400,697	19,425,025
Real estate secured lines of credit	14,094,774	11,403,262
Commercial loans	236,712	299,851
Other consumer loans	313,240	348,386
Total loans	261,098,184	208,965,833

Less:
Net deferred loan costs	(642,350)	(404,884)
Undisbursed portion of loans	16,604,914	12,156,351
Allowance for loan losses	1,833,835	1,672,545

Net loans	$243,301,785	$195,541,821

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2022 and 2021 and the year ended December 31, 2021:

	At or for the Nine Months Ended September 30, 2022 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545
Provision (credit) charged to expense	(13,398)	2,240	80,561	89,078	(9,297)	5,924	(59)	(49)	155,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	6,290	—	—	—	—	—	—	—	6,290
Balance, end of period	$277,972	$54,003	$772,180	$425,178	$269,531	$34,674	$128	$169	$1,833,835

Ending balance: Individually evaluated for impairment	$12,633	$8,012	$—	$—	$—	$—	$—	$—	$20,645

Ending balance: Collectively evaluated for impairment	$265,339	$45,991	$772,180	$425,178	$269,531	$34,674	$128	$169	$1,813,190
Loans:
Ending balance	$105,120,879	$13,262,342	$59,577,790	$50,091,750	$18,400,697	$14,094,774	$236,712	$313,240	$261,098,184

Ending balance: Individually evaluated for impairment	$1,064,318	$418,261	$122,102	$—	$—	$48,346	$—	$—	$1,653,027

Ending balance: Collectively evaluated for impairment	$104,056,561	$12,844,081	$59,455,688	$50,091,750	$18,400,697	$14,046,428	$236,712	$313,240	$259,445,157

	At or for the Three Months Ended September 30, 2022 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$268,297	$52,610	$751,164	$403,018	$299,974	$31,184	$132	$166	$1,806,545
Provision (credit) charged to expense	3,385	1,393	21,016	22,160	(30,443)	3,490	(4)	3	21,000
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	6,290	—	—	—	—	—	—	—	6,290
Balance, end of period	$277,972	$54,003	$772,180	$425,178	$269,531	$34,674	$128	$169	$1,833,835

	At or for the Nine Months Ended September 30, 2021 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(107,622)	(45,381)	2,065	33,960	158,920	(19,368)	(16,802)	(5,772)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$308,782	$54,597	$672,887	$350,292	$255,355	$29,968	$309	$355	$1,672,545

	At or for the Three Months Ended September 30, 2021 (Unaudited)
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan losses:
Balance, beginning of period	$360,808	$62,664	$672,333	$316,198	$230,665	$29,108	$406	$363	$1,672,545
Provision (credit) charged to expense	(52,026)	(8,067)	554	34,094	24,690	860	(97)	(8)	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Balance, end of period	$308,782	$54,597	$672,887	$350,292	$255,355	$29,968	$309	$355	$1,672,545

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2021
	One- to Four-Family	One- to Four-Family			Construction &	Real Estate
	Mortgage Loans Owner	Mortgage Loans	Multi-Family	Nonresidential	Land	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Loans	Credit	Loans	Loans	Total
Allowance for loan loans:
Balance, beginning of year	$416,404	$99,978	$670,822	$316,332	$96,435	$49,336	$17,111	$6,127	$1,672,545
Provision (credit) charged to expense	(131,324)	(48,215)	20,797	19,768	182,393	(20,586)	(16,924)	(5,909)	—
(Charge-offs) recoveries	—	—	—	—	—	—	—	—	—
Balance, end of year	$285,080	$51,763	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,672,545

Ending balance: Individually evaluated for impairment	$18,924	$40,075	$—	$—	$—	$—	$—	$—	$58,999

Ending balance: Collectively evaluated for impairment	$266,156	$11,688	$691,619	$336,100	$278,828	$28,750	$187	$218	$1,613,546
Loans:
Ending balance	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Ending balance: Individually evaluated for impairment	$1,154,343	$433,153	$126,451	$—	$—	$54,881	$—	$—	$1,768,828

Ending balance: Collectively evaluated for impairment	$69,182,503	$9,928,235	$54,902,660	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$207,197,005

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (Unaudited)
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$104,518,350	$13,198,872	$59,577,790	$50,091,750	$18,400,697	$14,046,428	$236,712	$313,240	$260,383,839
Special mention	181,517	63,470	—	—	—	—	—	—	244,987
Substandard	421,012	—	—	—	—	48,346	—	—	469,358
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$105,120,879	$13,262,342	$59,577,790	$50,091,750	$18,400,697	$14,094,774	$236,712	$313,240	$261,098,184

	December 31, 2021
	One- to Four-	One- to Four-
	Family Mortgage	Family Mortgage				Real Estate
	Loans - Owner	Loans -	Multi-Family	Nonresidential	Construction &	Secured Lines of	Commercial	Other Consumer
	Occupied	Investment	Mortgage Loans	Mortgage Loans	Land Loans	Credit	Loans	Loans	Total

Pass	$69,644,317	$10,283,060	$55,029,111	$41,761,964	$19,425,025	$11,348,381	$299,851	$348,386	$208,140,095
Special mention	106,561	78,328	—	—	—	—	—	—	184,889
Substandard	585,968	—	—	—	—	54,881	—	—	640,849
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$70,336,846	$10,361,388	$55,029,111	$41,761,964	$19,425,025	$11,403,262	$299,851	$348,386	$208,965,833

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months or nine months ended September 30, 2022.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2022 and December 31,2021:

	September 30, 2022 (Unaudited)
			90 Days and
	30‑59 Days Past	60‑89 Days Past	Greater Past			Total Loans	Total Loans > 90 Days
	Due	Due	Due	Total Past Due	Current	Receivable	Past Due & Accruing

One to four-family mortgage loans	$—	$—	$53,679	$53,679	$105,067,200	$105,120,879	$—
One to four family - investment	—	—	—	—	13,262,342	13,262,342	—
Multi-family mortgage loans	—	—	—	—	59,577,790	59,577,790	—
Nonresidential mortgage loans	—	—	—	—	50,091,750	50,091,750	—
Construction & land loans	—	—	—	—	18,400,697	18,400,697	—
Real estate secured lines of credit	—	—	—	—	14,094,774	14,094,774	—
Commercial loans	—	—	—	—	236,712	236,712	—
Other consumer loans	—	—	—	—	313,240	313,240	—

Total	$—	$—	$53,679	$53,679	$261,044,505	$261,098,184	$—

	December 31, 2021
			90 Days and
	30‑59 Days Past	60‑89 Days Past	Greater Past			Total Loans	Total Loans > 90 Days
	Due	Due	Due	Total Past Due	Current	Receivable	Past Due & Accruing

One to four-family mortgage loans	$61,602	$34,645	$120,170	$216,417	$70,120,429	$70,336,846	$—
One to four family - investment	—	—	—	—	10,361,388	10,361,388	—
Multi-family mortgage loans	—	—	—	—	55,029,111	55,029,111	—
Nonresidential mortgage loans	—	—	—	—	41,761,964	41,761,964	—
Construction & land loans	—	—	—	—	19,425,025	19,425,025	—
Real estate secured lines of credit	—	—	—	—	11,403,262	11,403,262	—
Commercial loans	—	—	—	—	299,851	299,851	—
Other consumer loans	—	—	—	—	348,386	348,386	—

Total	$61,602	$34,645	$120,170	$216,417	$208,749,416	$208,965,833	$—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans for September 30, 2022, September 30, 2021 and December 31, 2021:

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2022 (Unaudited)			September 30, 2022		September 30, 2022
		Unpaid		Average		Average
	Recorded	Principal	Specific	Investment in	Interest Income	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,061,951	$1,061,951	$—	$1,064,843	$12,117	$1,071,934	$37,868
One to Four family - Investment	378,412	378,412	—	380,466	6,435	385,481	12,367
Multi-family mortgage loans	122,102	122,102	—	122,583	1,384	124,102	4,203
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	48,346	48,346	—	48,613	861	49,107	2,583
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance					—
One- to four-family mortgage loans	2,367	15,000	12,633	15,000	—	15,000	—
One to Four family - Investment	39,849	47,861	8,012	47,984	2,175	48,289	2,176
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,653,027	$1,673,672	$20,645	$1,679,489	$22,972	$1,693,913	$59,197

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2021 (Unaudited)			September 30, 2021		September 30, 2021
		Unpaid		Average		Average
	Recorded	Principal	Specific	Investment in	Interest Income	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized	Impaired Loans	Recognized

(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,155,240	$1,155,240	$—	$1,158,522	$12,171	$1,166,174	$37,376
One to Four family - Investment	235,005	235,005	—	236,588	2,556	277,087	9,068
Multi-family mortgage loans	127,591	127,591	—	128,031	1,445	129,265	4,375
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	55,788	55,788	—	56,271	982	57,145	3,012
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance					—
One- to four-family mortgage loans	17,073	78,503	61,430	78,655	226	79,127	947
One to Four family - Investment	203,390	243,465	40,075	244,313	2,679	246,298	8,059
Multi-family mortgage loans	—	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$1,794,087	$1,895,592	$101,505	$1,902,380	$20,059	$1,955,096	$62,837

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2021
		Unpaid		Average
	Recorded	Principal	Specific	Investment in	Interest Income
	Balance	Balance	Allowance	Impaired Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,148,015	$1,148,015	$—	$1,162,455	$49,247
One- to four-family - investment	231,387	231,387	—	266,054	11,559
Multi-family mortgage loans	126,451	126,451	—	128,666	5,806
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	54,881	54,881	—	56,694	3,967
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	6,328	25,252	18,924	26,031	920
One- to four-family - investment	201,766	241,841	40,075	245,350	10,422
Multi-family mortgage loans	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—
Construction & land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$1,768,828	$1,827,827	$58,999	$1,885,250	$81,921

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at September 30, 2022 and December 31, 2021. This table excludes accruing TDRs, which totaled $756,300 and $990,000 at September 30, 2022 and December 31, 2021, respectively.

	September 30,	December 31,
	2022	2021
(unaudited)
One- to four-family mortgage loans	$53,679	$120,170
One to four family - investment	—	—
Multi-family mortgage loans	—	—
Nonresidential mortgage loans	—	—
Construction and land loans	—	—
Real estate secured lines of credit	—	—
Commercial loans	—	—
Other consumer loans	—	—

Total	$53,679	$120,170

There were no newly classified TDRs at September 30, 2022 or December 31, 2021.

As of September 30, 2022, borrowers with loans designated as TDRs totaling $634,200 of residential real estate loans and $122,100 of multifamily loans, met the criterion for placement back on accrual status. This criterion is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2022, the Company had no residential real estate loans classified as TDRs that were not performing according to its modified terms at that date.

There was no foreclosed real estate property at September 30, 2022 and December 31, 2021. There was one consumer mortgage loan in process of foreclosure at September 30, 2022 totaling $53,679.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:       Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and nine month periods ended September 30, 2022 and 2021 are as follows:

	Three months ended September 30,
	2022	2021

Net income (loss)	$867,557	$(94,821)
Less allocation of net income (loss) to participating securities	16,731	(2,592)
Net income (loss) allocated to common shareholders	850,826	(92,229)

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,950,021	3,007,762
Less: Average unearned ESOP shares and unvested restricted stock	233,964	267,427
Weighted-average shares outstanding - basic	2,716,057	2,740,335

Basic earnings (loss) per common share	$0.31	$(0.03)

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,716,057	2,740,335
Stock options	84,837	—
Weighted-average shares outstanding - diluted	2,800,894	2,740,335

Diluted earnings (loss) per share	$0.30	$(0.03)

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine months ended September 30,
	2022	2021

Net income	$1,282,631	$1,308,215
Less allocation of net income to participating securities	31,137	20,750
Net income allocated to common shareholders	1,251,494	1,287,465

Shares outstanding for basic earnings per share:
Weighted-average shares issued	2,969,025	2,985,744
Less: Average unearned ESOP shares and unvested restricted stock	250,840	238,963
Weighted-average shares outstanding - basic	2,718,185	2,746,781

Basic earnings per common share	$0.46	$0.47

Effect of dilutive securities:
Weighted-average shares outstanding - basic	2,718,185	2,746,781
Stock options	73,837	72,948
Weighted-average shares outstanding - diluted	2,792,022	2,819,729

Diluted earnings per share	$0.45	$0.46

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2022 and December 31, 2021, the Bank met all capital adequacy requirements to which it was subject at such dates.

Management opted out of the accumulated comprehensive income treatment under the Basel III capital requirements, and as such, unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was 2.50% at September 30, 2022. As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. Management believes that no conditions or events have occurred since the last notification that would change the Bank’s category.

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are presented in the following table:

					Minimum to Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2022 (unaudited):

Total risk-based capital (to risk-weighted assets)	$39,958	17.1%	$18,662	8.0%	$23,328	10.0%

Tier I capital (to risk-weighted assets)	38,124	16.3%	13,997	6.0%	18,662	8.0%

Common Equity Tier I capital (to risk-weighted assets)	38,124	16.3%	10,497	4.5%	15,163	6.5%

Tier I capital (to adjusted average total assets)	38,124	13.3%	11,493	4.0%	14,366	5.0%

As of December 31, 2021:

Total risk-based capital (to risk-weighted assets)	$38,714	20.0%	$15,474	8.0%	$19,343	10.0%

Tier I capital (to risk-weighted assets)	37,041	19.2%	11,606	6.0%	15,474	8.0%

Common Equity Tier I capital (to risk-weighted assets)	37,041	19.2%	8,704	4.5%	12,573	6.5%

Tier I capital (to adjusted average total assets)	37,041	14.7%	10,106	4.0%	12,633	5.0%

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following table presents the fair value measurements of assets and (liabilities) measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2022 (unaudited):
Mortgage-backed securities of government sponsored entities	$6,792,195	$—	$6,792,195	$—
Mortgage servicing rights	3,129,822	—	—	3,129,822
Interest rate lock commitments (included in other assets)	—	—	—	—
Interest rate lock commitments (included in other liabilities)	(31,182)	—	—	(31,182)
Forward sale commitments (included in other assets)	398,806	—	398,806	—
Forward sale commitments (included in other liabilities)	—	—	—	—

December 31, 2021:
Mortgage-backed securities of government sponsored entities	$7,891,232	$—	$7,891,232	$—
Mortgage servicing rights	2,230,751	—	—	2,230,751
Interest rate lock commitments (included in other assets)	60,441	—	—	60,441
Interest rate lock commitments (included in other liabilities)	(7,640)	—	—	(7,640)
Forward sale commitments (included in other assets)	90,814	—	90,814	—
Forward sale commitments (included in other liabilities)	(23,378)	—	(23,378)	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

	(Unaudited)

Fair value as of the beginning of the period	$2,579,250	$2,716,301	$2,230,751	$2,025,323
Recognition of mortgage servicing rights on the sale of loans	17,969	199,881	119,669	861,254
Change in fair value due to changes in valuation inputs or assumptions used in the valuation model and loan payments received on loan balances	532,603	(398,898)	779,402	(369,293)

Fair value at the end of the period	$3,129,822	$2,517,284	$3,129,822	$2,517,284

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below provides information on the Company’s derivative financial instruments as of September 30, 2022 and December 31, 2021:

	Notional	Asset	Liability
	Amount	Derivatives	Derivatives

September 30, 2022 (unaudited):
Interest rate lock commitments	$803,200	$—	$31,182
Forward sale commitments	5,737,368	398,806	—

	$6,540,568	$398,806	$31,182

December 31, 2021:
Interest rate lock commitments	$8,725,795	$60,441	$7,640
Forward sale commitments	16,842,514	90,814	23,378

	$25,568,309	$151,255	$31,018

Income (loss) related to derivative financial instruments included in noninterest income in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

	(Unaudited)

Interest rate lock commitments	$(68,713)	$(98,014)	$(83,983)	$(280,235)
Forward sale commitments	383,785	66,872	331,370	119,913

Unrealized gains (losses) recognized in earnings	$315,072	$(31,142)	$247,387	$(160,322)

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the collateral-dependent impaired loans measured at fair value on a nonrecurring basis at September 30, 2022 and December 31, 2021.

Fair Value Measurements Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2022 (unaudited):

Collateral-dependent impaired loans	$53,679	$—	$—	$53,679

December 31, 2021:

Collateral-dependent impaired loans	$120,170	$—	$—	$120,170

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

		Valuation		Range
	Fair Value	Technique	Unobservable Inputs	(Weighted Average)

September 30, 2022 (unaudited):
Mortgage servicing rights	$3,192,822	Discounted cash flow	Discount rate PSA prepayment speeds	10% (156%-329%) 167%
Interest rate lock and mandatory commitments (assets)	$398,806	Secondary market prices	Pull-through rate	(70%-100%) 97%
Interest rate lock and mandatory commitments (liabilities)	$(31,182)	Secondary market prices	Pull-through rate	(70%-100%) 97%
Impaired loans (collateral dependent)	$53,679	Market comparable properties	Marketability discount	(10%-15%) 12%

December 31, 2021:
Mortgage servicing rights	$2,230,751	Discounted cash flow	Discount rate PSA prepayment speeds	10% (274%-473%) 341%
Interest rate lock and mandatory commitments (assets)	$151,255	Secondary market prices	Pull-through rate	(70%-100%) 80%
Interest rate lock and mandatory commitments (liabilities)	$(31,018)	Secondary market prices	Pull-through rate	(70%-100%) 80%
Impaired loans (collateral dependent)	$120,170	Market comparable properties	Marketability discount	(10%-15%) 12%

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2022 and December 31, 2021:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Carrying	Instruments	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2022 (unaudited):
Financial Assets:
Cash and cash equivalents	$17,302,382	$17,302,382	$—	$—
Loans held for sale	4,936,933	—	4,663,527	—
Loans, net of allowance for loan losses	243,301,785	—	—	227,998,103
Federal Home Loan Bank stock	4,731,400	—	4,731,400	—
Interest receivable	762,587	—	762,587	—
Federal Home Loan Bank lender risk account receivable	2,232,323	—	—	2,225,419

Financial Liabilities:
Deposits	228,295,352	121,855,341	103,358,113	—
Federal Home Loan Bank advances	20,000,000	—	20,000,000	—
Advances from borrowers for taxes and insurance	1,625,515	—	1,625,515	—
Interest payable	41,863	—	41,863	—

December 31, 2021:
Financial Assets:
Cash and cash equivalents	$21,851,786	$21,851,786	$—	$—
Loans held for sale	8,121,375	—	8,316,473	—
Loans, net of allowance for loan losses	195,541,821	—	—	193,058,440
Federal Home Loan Bank stock	4,149,300	—	4,149,300	—
Interest receivable	577,002	—	577,002	—
Federal Home Loan Bank lender risk account receivable	2,286,690	—	—	2,413,880

Financial Liabilities:
Deposits	204,453,561	121,315,806	83,215,894	—
Advances from borrowers for taxes and insurance	1,808,971	—	1,808,971	—
Interest payable	24	—	24	—

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Commitments to fund fixed rate loans at September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022		December 31, 2021
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$4,455,700	5.25% - 7.625%	$15,298,287	2.50% - 4.125%

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

Loan commitments outstanding at September 30, 2022 and December 31, 2021, in addition to commitments for fixed-rate loans shown above, were composed of the following:

	September 30,	December 31,
	2022	2021
	(Unaudited)

Commitments to originate loans for portfolio	$2,730,785	$3,405,020
Forward sale commitments	9,389,868	23,415,006
Lines of credit	25,380,595	20,881,558

NOTE 8:       Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2022 and December 31, 2021 are as follows:

	September 30,	December 31,
	2022	2021
	(Unaudited)

Net unrealized gains (losses) on available for sale securities	$(461,915)	$37,171

Directors' retirement plan	(404,790)	(432,667)
	(866,705)	(395,496)
Tax benefit	(182,009)	(61,193)

Net of tax amount	$(684,696)	$(334,303)

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

In May 2021, the Company’s stockholders approved the Cincinnati Bancorp, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan authorized the issuance or delivery to participants of up to 231,414 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2021 Plan pursuant to the exercise of stock options is 165,296 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 66,118 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2021 Plan may be authorized but unissued shares or treasury shares. The 2021 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 and 2021 Plans).

Activity in the stock option plans was as follows for the nine months ended September 30, 2022:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
September 30, 2022:
Outstanding, beginning of period	296,342	$10.64	7.90	$1,144,637
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding, end of period	296,342	$10.64	7.15	$1,247,600
Exercisable, end of period	158,778	$8.15	6.13	$1,064,253

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

A summary of the status of the Company’s nonvested shares as of September 30, 2022, and changes during the nine-month period then ended, is presented below:

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

Total compensation cost recognized in the income statement for share-based payment arrangements was $85,344 for the three months ended September 30, 2022 and $111,133 for the three months ended September 30, 2021. Total compensation cost recognized in the income statement for share-based payment arrangements was $307,609 for the nine months ended September 30, 2022 and $195,583 for the nine months ended September 30, 2021.

As of September 30, 2022, there was approximately $1,239,950 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the 2017 and 2021 Plans, which is expected to be recognized over a weighted-average period of 3.6 years.

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

Cincinnati Bancorp, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. A CECL model has been selected and is being run parallel to the existing loan loss methodology. The Company’s Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which removes the accounting guidance for troubled debt restructurings and requires entities to evaluate whether a modification provided to a borrower, results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company will adopt ASU 2022-02 when adopting ASU 2016-13 in January 2023 and will assess its impact on its accounting and disclosures at that time.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited consolidated financial statements and notes thereto at and for the year ended December 31, 2021, appearing in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	risks associated with widespread inflation or deflation;
●	risks of overall labor pressures and continued global supply-chain disruptions;
●	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;
●	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;
●	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;
●	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;
●	the scope, duration and severity of the COVID-19 pandemic and its effect on our business and operations, our customers, including their ability to make timely loan payments, our service providers, and on the economy and financial markets;
●	Government action in response to the COVID-19 pandemic and its effect on our business and operations;

●	our ability to manage our operations under the current economic conditions nationally and in our market area;
●	we may incur increased charge-offs in the future;
●	we may lose customers to our competitors;
●	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;
●	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;
●	competition among depository and other financial institutions;
●	our ability to successfully implement our business plan and to grow our franchise to improve profitability;
●	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;
●	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;
●	changes in consumer spending, borrowing and savings habits;
●	risks related to a high concentration of loans secured by real estate located in our market area;
●	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;
●	changes in the level of government support of housing finance;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;
●	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;
●	loan delinquencies and changes in the underlying cash flows of our borrowers;
●	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;
●	the risk of failure or security breaches of computer systems on which we depend or other cyber security risks;
●	the ability of key third-party service providers to perform their obligations to us;

●	changes in the financial condition or future prospects of issuers of securities that we own;
●	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The CARES Act included several provisions designed to help financial institutions like the Company in working with their customers. Section 4013 of the CARES Act, as extended until January 1, 2022, allowed a financial institution to elect to suspend generally accepted accounting principles and regulatory determinations with respect to qualifying loan modifications related to COVID-19 that would otherwise be categorized as a troubled debt restructuring (TDR).

The Company has taken advantage of this provision to extend certain payment modifications to loan customers in need. As of December 31, 2021, the Company had no loans that were modified under the CARES Act guidance, that remain on modified terms.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets were $292.3 million at September 30, 2022, an increase of $40.8 million, or 16.2% from December 31, 2021. The increase was primarily due to an increase in loans, net of allowances, of $47.8 million, partially offset by a decrease in cash and cash equivalents of $4.5 million and a decrease in loans held for sale of $3.2 million. The increase in loans, net of allowances, was primarily due to the shift in demand from 30-year and 15-year fixed rate loans to adjustable-rate loan products. As a result, lower rate adjustable-rate mortgages (ARM loans), particularly 5/1, 7/1 and 10/1 ARMs were more attractive to borrowers during the nine months ended September 30, 2022. The Company, generally, does not sell ARM loans but maintains them in the loan portfolio.

Total asset growth, and loan growth in particular, are not anticipated to continue to increase at the pace experienced during the nine months ended September 30, 2022, given expected continued market interest rates. The Company has adjusted mortgage pricing to increase secondary market sales while slowing loan portfolio growth to match funding capacity.

Cash and Cash Equivalents. Cash and cash equivalents decreased $4.5 million, or 20.8%, to $17.3 million at September 30, 2022, from $21.9 million at December 31, 2021. The decrease in cash and cash equivalents was primarily attributable to funding the net increase in loans, net of allowances.

Available-for-Sale Debt Securities. Available-for-sale debt securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $1.1 million or 13.9%, to $6.8 million at September 30, 2022 from $7.9 million at December 31, 2021, due primarily to the principal repayments on the securities and the $509,000 increase in the unrealized loss during the nine months ended September 30, 2022.

Net Loans. Net loans increased $47.8 million, or 24.4%, to $243.3 million at September 30, 2022 from $195.5 million December 31, 2021. The increase in loans was primarily attributable to a $34.8 million or 49.5%, increase in one to four family owner-occupied mortgage loans. Nonresidential mortgage loans increased $8.3 million, or 19.9%. Multifamily loans increased $4.5 million, or 8.3%. One to four family nonowner-occupied mortgage loans increased $2.9 million, or 28.0%. The increase in one to four family residential loans is due to the shift in loan originations from fixed rate loans sold to the secondary market to 5/1, 7/1 and 10/1 adjustable-rate mortgages. The shift from the origination of fixed rate loans to be sold in the secondary market to adjustable-rate loans to be held in our portfolio is expected to negatively impact our ability to generate gains on the sales of loans. However, the increase in the origination of adjustable-rate mortgages is expected to positively impact our interest income in a rising interest rate environment. The undisbursed portion of construction loans increased $4.4 million, or 36.6%, to $16.6 million. The undisbursed portions of the loans are expected to be disbursed in the next six to eighteen months as construction is completed. However, residential construction loan disbursements have been slower than expected due to supply chain and labor shortage issues.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term, one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale decreased $3.2 million, or 39.5%, to $4.9 million at September 30, 2022 from $8.1 million at December 31, 2021. Market interest rates increased during the period which had a negative impact on our ability to originate loans for sale in the secondary market. Continued increases in market interest rates is expected to continue and hamper our ability to generate gains on sales of loans.

During the nine months ended September 30, 2022, we had proceeds of $107.0 million from sales of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Our volume of loan sales declined by $112.5 million, or 51.2%, from $219.4 million for the nine months ended September 30, 2021 to $107.0 million for the nine months ended September 30, 2022.

Assets held for sale. During the quarter ended June 30, 2022, the Company filed notice with the Office of the Comptroller of the Currency (“OCC”) that the Covington, Kentucky branch location would close on August 12, 2022. On that date, the deposit accounts of the Covington branch were transferred to the Florence, Kentucky location. The Company has accepted a purchase offer for the property and the transaction is expected to be completed in November 2022. The Covington branch location is carried at the lower of cost or market with a value of $691,451.

Mortgage Servicing Rights. We recognize mortgage servicing rights when loans are sold on a servicing-retained basis, which are initially, and subsequently, carried at fair value based upon independent third-party appraisals. The fair value of our mortgage servicing rights, based upon the most recent independent appraisal, increased $899,000, or 40.3%, to $3.1 million at September 30, 2022, from $2.2 million at December 31, 2021, primarily due to slower prepayment speed assumptions. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. A slowdown in mortgage refinance activity would be expected to have a favorable impact on the fair value of our mortgage servicing rights. The balance of residential mortgage loans serviced primarily for Freddie Mac and the FHLB of Cincinnati decreased to $269.6 million at September 30, 2022 compared to $282.0 at December 31, 2021. New mortgage servicing rights recorded for the nine months ended September 30, 2022 were $119,700. The change in fair value of mortgage servicing rights was an increase of $779,400 for the nine months ended September 30, 2022. The appraised value of the mortgage servicing rights increased 37 basis points to 1.16% at September 30, 2022 from 0.79% at December 31, 2021.

Deposits. Deposits increased $23.8 million, or 11.6%, to $228.3 million at September 30, 2022 from $204.5 million at December 31, 2021. The increase in deposits was primarily due to an increase of $23.3 million, or 28.0%, in certificates of deposit, primarily obtained through the National CD Rateline deposit listing service. The increase in National CD Rateline funds was used primarily to fund loan growth during the nine months ended September 30, 2022. Demand deposits increased $366,000, or 0.8% and savings deposits were stable at $75.7 million.

Borrowings. Federal Home Loan Bank advances increased $20.0 million at September 30, 2022. The Company had no outstanding borrowings at December 31, 2021. The increase in FHLB advance borrowing was used to fund the increase in loans.

Stockholders’ Equity. Stockholders’ equity decreased $3.2 million, or 7.5%, to $39.7 million at September 30, 2022 from $42.9 million at December 31, 2021. The decrease was primarily due to a one-time, special dividend of $1.00 per share, totaling $3.0 million, paid to shareholders during the nine months ended September 30, 2022 and share repurchases totaling $1.6 million. Accumulated other comprehensive loss increased $350,000 due to increased unrealized losses in the fair value of the investment portfolio due to the increase in market interest rates. Investment losses are primary concentrated in one monthly floating rate security tied to the secured overnight funding rate (SOFR). All other investment securities are monthly adjustable-rate securities tied to the one-month T-Bill, one month LIBOR or the one-year Treasury index. These decreases were partially offset by net income of $1.3 million for the nine months ended September 30, 2022.

Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021

General. The Company recorded net income of $868,000 for the quarter ended September 30, 2022, an increase of $962,000 compared to a net loss of $95,000 for the quarter ended September 30, 2021. The increase in net income was due primarily to a $227,000 increase in net interest income and a $1.2 million decrease in noninterest expense, partially offset by a $153,000 decrease in noninterest income, a $21,000 increase in the provision for loan losses and a $247,000 increase in the provision for income taxes.

Interest and Dividend Income. Interest income increased $460,000, or 20.4%, to $2.7 million for the quarter ended September 30, 2022 compared to the comparable quarter in 2021. Interest income on portfolio loans increased $356,000, or 16.6%, to $2.5 million for the three months ended September 30, 2022. The average balance of portfolio loans during the three months ended September 30, 2022 increased $48.4 million to $242.8 million. The increase in average portfolio loans outstanding was concentrated in one to four residential, nonresidential mortgage loans and multifamily loans. The average yield on loans decreased 29 basis points to 4.12% for the three months ended September 30, 2022 from 4.41% for the three months ended September 30, 2021. The average balance of loans held for sale decreased $8.1 million, or 59.7%, during the quarter ended September 30, 2022 compared to the same quarter in 2021.

Interest income on other interest-earning assets increased $80,000, or 533.3%, to $95,000 for the three months ended September 30, 2022 compared to the same period in 2021. The yield on other interest-bearing assets increased 228 basis points to 2.70% for the three months ended September 30, 2022. The average balance on other interest-earning assets decreased $275,000 to $14.1 million. The balance on Federal Home Loan Bank Stock increased to $4.2 million. The dividend rate paid on FHLB stock was 5.00% at September 30, 2022. Interest income on securities, other interest-bearing assets and FHLB stock has been favorably impacted by the increase in short-term market interest rates. The investment securities portfolio is composed of monthly adjustable-rate securities tied to the one-month T-Bill, one month LIBOR or the one-year Treasury index.

Interest Expense. Total interest expense increased $233,000, or 73.2%, to $551,000 for the quarter ended September 30, 2022 from $318,000 for the quarter ended September 30, 2021. Interest expense on borrowings increased $28,000, or 37.8%. Interest expense on deposits increased $205,000, or 84.0%, to $449,000 for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021. The increase in deposit interest expense between the comparable quarters in 2022 from 2021 was primarily due to a 23 basis point increase in the average cost of deposits and a $51.4 million increase in the average balance of deposits during the third quarter of 2022 compared to the same quarter in 2021.

Interest expense on savings accounts increased $125,000 during the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021, due to an increase of $23.6 million in average savings balances. The average cost of savings accounts increased 57 basis points to 0.76% during the quarter ended September 30, 2022. The increase in balances was primarily attributable to deposit relationships established by two local municipalities. The average cost of interest-bearing demand deposits was 15 basis points for the quarter ended September 30, 2022 compared to 16 basis points for the quarter ended September 30, 2021. The average balances in interest-bearing demand accounts increased $4.8 million during the three months ended September 30, 2022 compared to September 30, 2021. Interest expense on certificates of deposit increased $79,000, or 38.3%. The average cost of certificates increased 7 basis points to 1.13%. The average balance of certificates of deposit increased $23.0 million to $100.6 million for the three months ended September 30, 2022 compared to the same period ended September 30, 2021.

Interest expense on FHLB advances increased $28,000, or 37.8%, to $102,000 for the quarter ended September 30, 2022 from the quarter ended September 30, 2021. The average balance of advances decreased $11.4 million, or 38.9%, for the quarter ended September 30, 2022. The average cost of FHLB borrowings increased 176 basis points to 2.77% for the quarter ended September 30, 2022.

Net Interest Income. Net interest income increased $227,000, or 11.7%, for the quarter ended September 30, 2022 compared to the same quarter in 2021. The interest rate spread decreased to 3.04% for the quarter ended September 30, 2022 compared to 3.18% for the quarter ended September 30, 2021. The net interest margin decreased 12 basis points to 3.18% for the quarter ended September 30, 2022, compared to 3.30% for the quarter ended September 30, 2021.

Provision for Loan Losses. Based on our analysis, we recorded a provision for loan losses of $21,000 for the three months ended September 30, 2022. The allowance for loan losses was $1.8 million, or 0.70% of total loans, at September 30, 2022, compared to $1.7 million, or 0.81% of total loans, at September 30, 2021. Given the growth in the loan portfolio during the nine months ended September 30, 2022, an increase in the allowance was warranted. Total past due loans were $54,000, or 0.02% of loans at September 30, 2022. The Company had no net charge-offs during the three-month period ended September 30, 2022. As a percentage of nonperforming loans, the allowance for loan losses was 3,416.3% at September 30, 2022.

The credit quality of the Bank’s loan portfolio remained consistent, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of September 30, 2022, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor the loan portfolio closely in recognition of the prevailing economic uncertainties.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2022. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $153,000, or 7.2%, to $2.0 million for the quarter ended September 30, 2022 from $2.1 million for the comparable quarter in 2021. The gain on sale of loans decreased $1.5 million, or 69.6%, to $641,000 for the quarter ended September 30, 2022 from $2.1 million for the comparable quarter in 2021. The volume of loans sold during the three months ended September 30, 2022 totaled $33.2 million, a decrease of $38.4 million, or 53.6%, from the $71.6 million loan sales volume during the three months ended September 30, 2021. Net mortgage derivative income was $315,000 for the quarter ended September 30, 2022, compared to net mortgage derivative expense of $31,000 for the quarter ended September 30, 2021. The increase in market interest rates negatively impacted gain on sale of loans in the quarter ended September 30, 2022 and is likely to have a continuing negative impact on noninterest income for the remainder of 2022.

Net mortgage servicing fees increased $932,000 for the three months ended September 30, 2022 compared to the same period in 2021. The fair value of mortgage servicing rights increased $533,000 for the quarter ended September 30, 2022 compared to a decrease in the fair value of $399,000 for the comparable quarter in 2021. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. The value of the mortgage servicing rights was increased by the recognition of $18,000 in new mortgage servicing rights for the quarter ended September 30, 2022 compared to $200,000 in new mortgage servicing rights for the quarter ended September 30, 2021. The increase in market interest rates is likely to have a positive impact on the value of mortgage servicing rights as loan prepayments slow, however, increasing market interest rates are likely to decrease mortgage origination volumes and negatively impact the level of new mortgage servicing rights.

Non-Interest Expense. Non-interest expense decreased $1.2 million, or 27.8%, to $3.0 million for the quarter ended September 30, 2022, from the comparable quarter in 2021, primarily due to the decrease of $763,000 in FHLB advance prepayment penalties incurred during the comparable period in 2021. Salaries and employee benefits decreased $294,000, or 13.5%, to $1.9 million for the quarter ended September 30, 2022 from $2.2 million for the comparable quarter in 2021, due primarily to decreased loan officer commission expense and mortgage banking staff reductions. Loan costs decreased $44,000, or 22.5% due to lower mortgage origination volumes. Advertising expense decreased $49,000, or 48.1%, due primarily to fewer checking account marketing and direct-mail marketing campaign expenses. Professional fees increased $35,000, primarily due to legal fees expensed for a lawsuit challenging Ohio sales tax on data processing services.

Federal Income Taxes. The provision for federal income taxes increased $247,000 for the three months ended September 30, 2022, compared to the same period in 2021. The increase was due primarily to a $1.2 million increase in pretax earnings period-to-period. The effective tax rates were 21.6% and 7.5% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate for the three months ended September 30, 2021 was decreased by a tax accrual adjustment.

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

	For the Three Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$242,778	$2,499	4.12%	$194,341	$2,143	4.41%
Loans held for sale	5,455	60	4.40	13,537	84	2.48
Securities	6,904	45	2.61	8,829	14	0.63
Fed Funds	2,862	18	2.52	4,305	1	0.09
Other (1)	14,062	95	2.70	14,337	15	0.42
Total interest-earning assets	272,061	2,717	3.99	235,349	2,257	3.84
Non-interest-earning assets	15,390			15,612
Total assets	$287,451			$250,961

Interest-bearing liabilities:
Savings	$78,956	151	0.76	$55,336	26	0.19
Interest-bearing demand	35,525	13	0.15	30,699	12	0.16
Certificates of deposit	100,630	285	1.13	77,666	206	1.06
Total deposits	215,111	449	0.83	163,701	244	0.60
FHLB borrowings	18,000	102	2.27	29,441	74	1.01
Total interest-bearing liabilities	233,111	551	0.95	193,142	318	0.66
Non-interest-bearing demand	12,735			17,566
Other non-interest-bearing liabilities	4,100			5,508
Total non- interest-bearing liabilities	16,835			23,074
Total equity	37,505			34,745
Total liabilities and total equity	$287,451			$250,961
Net interest income		$2,166			$1,939
Net interest rate spread (2)			3.04%			3.18%
Net interest-earning assets (3)	$38,950			$42,207
Net interest margin (4)			3.18%			3.30%
Average interest-earning assets to interest-bearing liabilities			116.71%			121.85%
(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee income of $39,000 for the three months ended September 30, 2022 and $210,000 of loan fee income for the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021

General. The Company recorded net income of $1.3 million for the nine months ended September 30, 2022, a decrease of $26,000, or 2.0%, from the nine-month period ended September 30, 2021. The decrease in net income was due to a $3.0 million decrease in noninterest income, primarily due to a $4.7 million decrease in gain on sale of loans, and a $155,000 increase in the provision for loan losses, partially offset by a $1.3 million increase in net interest income and a $1.9 million decrease in noninterest expense.

Interest and Dividend Income. Interest income increased $939,000, or 15.4%, to $7.0 million for the nine months ended September 30, 2022 compared to September 30, 2021. Interest income on portfolio loans increased $841,000, or 14.6%, to $6.6 million as of September 30, 2022. The average balance of portfolio loans during the nine months ended September 30, 2022 increased $40.0 million to $222.6 million, compared to the nine months ended September 30, 2021. The increase in average portfolio loans outstanding was primarily concentrated in one to four family owner-occupied mortgage loans, nonresidential mortgage loans, multifamily loans, and land and construction loans. The average yield on loans decreased 25 basis points to 3.94% for the nine months ended September 30, 2022 from 4.19% for the nine months ended September 30, 2021. The average balance of loans held for sale decreased $7.0 million during the nine months ended September 30, 2022 compared to the same nine month period in 2021, while the average yield on loans held for sale increased 147 basis points, to 4.02% for the nine months ended September 30, 2022 from 2.55% for the same nine months in 2021.

Interest income on securities increased $26,000, or 46.0%, for the nine months ended September 30, 2022. The yield on securities increased 67 basis points due to higher market interest rates. The average balance of securities decreased $1.6 million to $7.3 million at September 30, 2022. The investment securities portfolio is composed of monthly adjustable-rate securities tied to the one month T-Bill, one month LIBOR or the one year Treasury index. Interest income on other interest-earning assets increased $122,000, or 282.4%. The yield on other interest-bearing assets increased 123 basis points due to a higher dividend rate paid on FHLB stock and the increase in short term interest rates.

Interest Expense. Total interest expense decreased $313,000, or 23.7%, to $1.0 million for the nine months ended September 30, 2022 from $1.3 million for the nine months ended September 30, 2021. Interest expense on deposit accounts decreased $102,000, or 12.9%, to $894,000 for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease in deposit expense between comparable periods in 2022 from 2021 was primarily due to an 11 basis point decrease in the average cost of deposits primarily due to lower market interest rates.

Interest expense on savings increased $177,000, or 236.0%, during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, due to an increase in the average balance of savings accounts of $24.6 million. The average cost of savings accounts increased 24 basis points compared to the same period ended September 30, 2021. Interest expense on interest-bearing demand accounts increased $5,000, or 15.2%. The average cost of interest-bearing demand deposits increased 1 basis point to 15 basis points. The average balances in interest-bearing demand accounts increased $3.9 million during the nine months ended September 30, 2022 compared to the same period ended September 30, 2021. Interest expense on certificates of deposit decreased $79,000, or 11.6%. The average cost of certificates decreased 47 basis points to 0.89%. The average balance of certificates of deposit increased $24.2 million to $90.8 million for the nine months ended September 30, 2022 compared to the same period ended September 30, 2021.

Interest expense on FHLB advances decreased $416,000, or 78.4%, to $114,000 for the nine months ended September 30, 2022 from the nine months ended September 30, 2021. The average balance of advances decreased $26.0 million, or 76.1%, for the nine months ended September 30, 2022. The average cost of FHLB borrowings decreased 21 basis points to 1.86% for the nine months ended September 30, 2022 from 2.07% for the same period in 2021.

Net Interest Income. Net interest income increased $1.3 million, or 26.3%, for the nine months ended September 30, 2022 compared to the same period in 2021. The interest rate spread increased to 3.06% for the nine months ended September 30, 2022 compared to 2.62% for the nine months ended September 30, 2021. The net interest margin increased 38 basis points to 3.17% at September 30, 2021 compared to 2.79% at September 30, 2021.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies – Allowance for Loan Losses” we recorded a provision for loan losses of $155,000 for the nine months ended September 30, 2022. The allowance for loan losses was $1.8 million, or 0.70% of total loans, at September 30, 2022, compared to $1.7 million, or 0.81% of total loans, at September 30, 2021. The Company had no net charge-offs during the nine-month period ended September 30, 2021. Given the growth in the loan portfolio during the nine months ended September 30,2022, an increase in the allowance was warranted. Total past due loans were $54,000, or 0.02% of loans at September 30, 2022. The Company had net recoveries of $6,000 during the nine-month period ended September 30, 2022. As a percentage of nonperforming loans, the allowance for loan losses was 3,416.3% at September 30, 2022.

The credit quality of the Bank’s loan portfolio remained consistent with recent periods, as measured by low levels of nonperforming and delinquent loans, classified loans and impaired loans. As of September 30, 2022, we had no loans deferring loan payments under a forbearance agreement. Management continues to monitor its loan portfolio closely in recognition of the prevailing economic uncertainties.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2022. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $3.0 million, or 39.6%, to $4.6 million for the nine months ended September 30, 2022 from $7.7 million for the comparable period in 2021. The gain on sale of loans decreased $4.7 million, or 68.2%, to $2.2 million for the nine months ended September 30, 2022 from $6.9 million for the comparable nine months in 2021. The volume of loans sold during the nine months ended September 30, 2022 totaled $107.0 million, a decrease of $112.4 million, or 51.3%, from the $219.4 million loan sales volume during the nine months ended September 30, 2021.

Mortgage derivative income was $247,000 for the nine months ended September 30, 2022, compared to mortgage derivative expense of $160,000 for September 30, 2021.

Mortgage servicing fee income increased $1.2 million, or 1,137.4%, primarily due to an increase in the value of mortgage service rights during the nine months ended September 30, 2022 compared to the same period in 2021. The value of mortgage servicing rights increased $779,000 for the nine months ended September 30, 2022 compared to a decrease in the fair value of $369,000 for the comparable period in 2021. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds decrease when market interest rates increase, resulting in an increase in the fair value of mortgage servicing rights. With the increase in interest rates initiated by the Federal Reserve Board in 2022, a decrease in the mortgage prepayment speed assumption has had a favorable impact on the fair value of our mortgage servicing rights during 2022. The recognition of new mortgage servicing rights was $120,000 for the nine months ended September 30, 2022 compared to $861,000 for the nine months ended September 30, 2021.

Non-Interest Expense. Non-interest expense decreased $1.9 million, or 17.9%, to $8.8 million for the nine months ended September 30, 2022, compared to $10.8 million for the same period in 2021. Salaries and employee benefits decreased $1.1 million, or 16.1%, to $5.5 million for the nine months ended September 30, 2022 from $6.6 million for the comparable period in 2021, due primarily to decreased mortgage lending and servicing support staff, decreased loan officer commission expense, and related decreased payroll tax expense and 401(k) matching contributions. FHLB advance prepayment penalties of $763,000 recognized in the nine-month period ended September 30, 2021 did not recur in 2022. Loan costs decreased $176,000, or 29.7%, due to the decreased loan volume. Occupancy and equipment expense decreased $71,000, or 12.1%, due primarily to branch security upgrades and laptop computer replacement expenses incurred in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company filed notice with the OCC that the Covington, Kentucky branch location would be closed on August 12, 2022. At that date, all deposit accounts were transferred to the Florence, Kentucky location. The Company has accepted a purchase offer for the real estate property. The transaction is expected to close in November 2022. These decreases were partially offset by a $47,000, or 16.1%, increase in professional fees and a $48,000 loss on sales of foreclosed assets. Professional fees increased, primarily due to legal fees expensed for a lawsuit challenging Ohio sales tax on data processing services.

Federal Income Taxes. The provision for federal income taxes was $361,000 for the nine months ended September 30, 2022, compared to tax expense of $353,000 for September 30, 2021, a decrease of $8,800, or 2.5%. The effective tax rates were 22.0% and 21.2% for the nine months ended September 30, 2022 and 2021, respectively.

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

	For the Nine Months Ended September 30,
	2022			2021
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Interest-earning assets:
Loans	$222,569	$6,584	3.94%	$182,548	$5,743	4.19%
Loans held for sale	5,539	167	4.02	12,573	240	2.55
Securities	7,288	83	1.52	8,903	57	0.85
Fed Funds	3,592	25	0.93	6,304	1	0.02
Other (1)	14,017	165	1.57	17,097	43	0.34
Total interest-earning assets	253,005	7,024	3.70	227,425	6,084	3.57
Non-interest-earning assets	15,395			15,549
Total assets	$268,400			$242,974

Interest-bearing liabilities:
Savings	$77,926	252	0.43	$53,293	75	0.19
Interest-bearing demand	34,707	38	0.15	30,840	33	0.14
Certificates of deposit	90,805	604	0.89	66,556	683	1.36
Total deposits	203,438	894	0.59	150,689	791	0.70
FHLB borrowings	8,175	114	1.86	34,163	530	2.07
Total interest-bearing liabilities	211,613	1,008	0.64	184,852	1,321	0.95
Non-interest-bearing demand	15,282			17,979
Other non-interest-bearing liabilities	4,239			5,299
Total non-interest-bearing liabilities	19,521			23,278
Total equity	37,266			34,844
Total liabilities and total equity	$268,400			$242,974
Net interest income		$6,016			$4,763
Net interest rate spread (2)			3.06%			2.62%
Net interest-earning assets (3)	$41,392			$42,573
Net interest margin (4)			3.17%			2.79%
Average interest-earning assets to interest-bearing liabilities			119.56%			123.03%
(5)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(6)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(7)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(8)	Net interest margin represents net interest income divided by average total interest-earning assets.

Interest on loans includes loan fee income of $17,000 for the nine months ended September 30, 2022 and $199,000 of loan fee income for the nine months ended September 30, 2021.

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

●	originating nonresidential real estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;
●	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;
●	increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and
●	purchasing adjustable and floating rate mortgage-backed securities for the investment portfolio.

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

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2022, the Bank had $20.0 million in advances outstanding from the FHLB. At September 30, 2022, the Bank had collateral based capacity to borrow an additional $39.7 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4.5 million and $3.3 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $48.1 million and $30.7 million for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $39.1 million and $10.2 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Cincinnati Bancorp, Inc. is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders, to fund repurchases of its common stock, and for other corporate purposes. The Company’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2022, Cincinnati Bancorp, Inc. (on an unconsolidated, stand-alone basis) had liquid assets of $1.5 million.

At September 30, 2022, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $38.1 million, or 13.3% of adjusted total assets, which is above the well-capitalized required level of $14.4 million, or 5.0%; total risk-based capital of $40.0 million, or 17.1% of risk-weighted assets, which is above the well-capitalized required level of $23.3 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $38.1 million, or 16.3%, of risk-weighted assets, which is above the well-capitalized required level of $15.2 million, or 6.5%. At December 31, 2021, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $37.0 million, or 14.7% of adjusted total assets, which is above the well-capitalized required level of $12.6 million, or 5.0%; and total risk-based capital of $38.7 million, or 20.0% of risk-weighted assets, which is above the well-capitalized required level of $19.3 million, or 10.0% of risk-weighted assets. Accordingly, the Bank was categorized as well capitalized at September 30, 2022, and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2022, we had outstanding commitments to originate fixed-rate loans of $4.5 million, unfunded lines of credit of $25.4 million and forward sale commitments of $9.4 million. We had commitments to originate loans for portfolio of $2.7 million and undisbursed portion of loans of $16.6 million at September 30, 2022. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from September 30, 2022 totaled $63.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

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

Item 4.       Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table provides information regarding the Company’s purchase of its common stock during the quarter ended September 30, 2022:

			Total Number of	Maximum Number of Shares
	Total Number of	Average Price	Shares Purchased	That May Yet Be Purchased
Period	Shares Purchased	Per Share	of Publicly Announced Program (1)	Under the Program (1)

July 1 to 31, 2022	—	—	80,268	68,513
August 1 to 31, 2022	—	—	80,268	68,513
September 1 to 30, 2022	80,400	$14.25	160,668	60,700
(1)	On February 16, 2021, the Company announced the adoption of a stock repurchase program under which the Company could repurchase up to 148,781 shares of its common stock, or approximately 5% of the then current outstanding shares. On September 19, 2022, the Board of Directors of Cincinnati Bancorp, Inc. (the “Company”) authorized a 72,587-share increase to the Company’s previously reported authorization to repurchase up to 148,781 shares of the Company’s outstanding common stock. At September 30, 2022, the Company had purchased a total of 160,668 shares of the Company’s common stock under this program at an average price of $14.36 per share, and there remained 60,700 shares still available for repurchase under the program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101

The following financial information from Cincinnati Bancorp, Inc. Quarterly Report on Form 10-Q, for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP, INC.

Date: November 14, 2022	/s/ Robert A. Bedinghaus
Robert A. Bedinghaus
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)